Form 10-Q
period 2013-09-30
Galenfeha, Inc.
filed 2013-11-19
CIK 1574676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 333-188800

Galenfeha, Inc.
(Exact name of registrant as specified in its charter)

Nevada	46-2283393
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2705 Brown Trail, Suite 100
Bedford, Texas 76021
(Address of principal executive offices) (Zip code)

(800) 280-2404
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant

(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X]                                     No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]                                    No [X]

As of November 15, 2013, there were 52,152,000 shares of the registrant’s common stock outstanding, each with a par value of $0.001.

TABLE OF CONTENTS FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

PART I FINANCIAL INFORMATION

Galenfeha, Inc.
(A Development Stage Company)
INDEX TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Page
Condensed Balance Sheet as of September 30, 2013	F-2
Condensed Statements of Operations for the three month period ended September 30, 2013 and since inception March 14, 2013 (date of inception) through September 30, 2013	F-3
Condensed Statement of Changes in Shareholder’s Equity since inception March 14, 2013 (date of inception) through September 30, 2013	F-4
Condensed Statement of Cash Flows since inception March 14, 2013 (date of inception) through September 30, 2013	F-5
Notes to Condensed Financial Statements	F-6

Galenfeha, Inc.
(A Development Stage Company)
CONDENSED BALANCE SHEET
(Unaudited)

As of September 30, 2013
ASSETS

CURRENT ASSETS
Cash	$109,267
Due from officer	8,695
Total current assets	117,962
FIXED ASSETS, net of $552 accumulated depreciation	10,335

OTHER ASSETS	250
TOTAL ASSETS	$128,547

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$8,000
Total liabilities	8,000

COMMITTMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Capital Stock
Authorized: 500,000,000 common shares, $0.001 par value
Issued and outstanding shares: 51,252,000 common shares	$51,252
Additional paid-in capital	150,048
Deficit accumulated during the development stage	(80,753)
Total stockholders’ equity	120,547

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$128,547

See notes to the condensed financial statements.

Galenfeha, Inc.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

		For the Period
	Three	from Inception
	Months	14-Mar-13
	Ended	to
	September 30, 2013	September 30, 2013

REVENUES	$—	$—
EXPENSES
General and administrative	33,790	52,512
Engineering research and development	12,262	12,262
Professional fees	2,979	15,979
	49,031	(80,753)
Loss Before Income Taxes	(49,031)	(80,753)

Provision for Income Taxes	—	—

Net Loss	$(49,031)	$(80,753)

PER SHARE DATA:
Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	50,699,826	47,563,192

See notes to the condensed financial statements.

Galenfeha, Inc.
(A Development Stage Company)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Inception March 14, 2013	—	$—	$—	$—	$—

Common shares issued for cash and assets at $0.001 per share	45,000,000	45,000	—	—	45,000

Common shares issued for cash at $0.025 per share	6,252,000	6,252	150,048	—	156,300

Loss for the period from inception on March 14, 2013 to September 30, 2013	—	—	—	(80,753)	(80,753)

Balance – September 30, 2013	51,252,000	$51,252	$150,048	$(80,753)	$120,547

See notes to the condensed financial statements.

Galenfeha, Inc.
(A Development Stage Company)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

For the Period
from Inception
March 14, 2013
to
September 30, 2013

OPERATING ACTIVITIES

Net loss	$(80,753)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	552
Changes in Operating Assets and Liabilities:
Increase in other assets	(250)
Increase in accounts payable and accrued liabilities	8,000
Net cash used in operating activities	(72,451)

INVESTING ACTIVITIES

Purchase of fixed assets	(8,387)
Net cash used in financing activities	(8,387)

FINANCING ACTIVITIES
Advance to officer	(8,695)
Sale of capital stock	198,800
Net cash provided by financing activities	190,105

INCREASE IN CASH	131,602

CASH AT BEGINNING OF PERIOD	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$109,267

SUPPLEMENTAL INFORMATION AND NON-MONETARY TRANSACTIONS

Assets contributed for common stock	$2,500

Cash paid for:
Interest expense	$—
Income taxes	$—

See notes to the condensed financial statements.

Galenfeha, Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
For the Period from March 14, 2013 (Date of Inception) through September 30, 2013

NOTE 1 - NATURE OF BUSINESS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2013 audited financial statements included in its registration statement deemed effective October 8, 2013. The results of operations for the period ended September 30, 2013 and the same period last year are not necessarily indicative of the operating results for the full years.

Galenfeha incorporated in the State of Nevada on March 14, 2013, as a for-profit company with a fiscal year end of December 31. Our business office is located at 2705 Brown Trail, Suite 100, Bedford, Texas 76021. We are an engineering company who will be providing engineering services and an alternative power product mainly to natural gas producers. Not only will we be providing contractual engineering services, we hope to implement our new and proprietary technology in new product, and provide this product to natural gas producers.

Our intended revenue stream will come from our contractual engineering services and products we develop and manufacture for natural gas producers, initially in the states of Texas and Louisiana. Our engineering services and product will reduce our customer’s cost associated with current energy production, including carbon footprint, hazardous waste, and other non-sustainable aspects of producing energy with current technologies. Since we are presently in the development stage of our business, we can provide no assurance that we will successfully develop and sell any product or services related to our planned activities.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period ended September 30, 2013, the Company had no operations. As of September 30, 2013 the Company had not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States (See Note 2 regarding the assumption that the Company is a “going concern”).

DEVELOPMENT STAGE COMPANY

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company’s development stage activities

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions also affect the reported amounts of revenues, costs and expenses during the reporting period. Management evaluates these estimates and assumptions on a regular basis. Actual results could differ from those estimates.

FINANCIAL INSTRUMENTS

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

FASB Accounting Standards Codification (ASC) topic, “Fair Value Measurements and Disclosures”, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

  Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities

  Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

  Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

ASC Topic 820, in and of itself, does not require any fair value measurements. As at September 30, 2013 the Company did not have assets or liabilities subject to fair value measurement.

CASH AND CASH EQUIVALENTS

All cash, other than held in escrow, is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents. Cash at September 30, 2013 was $109,267.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under FASB ASC Topic “Income Taxes.” Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets were recognized as of September 30, 2013.

NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per share is calculated in accordance with FASB ASC topic, “Earnings Per Share.” The weighted-average number of common shares outstanding during each period is used to compute basic earning or loss per share. Diluted earnings or loss per share is computed using the weighted average number of shares and diluted potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at September 30, 2013. As of September 30, 2013, the Company had no dilutive potential common shares.

SHARE-BASED EXPENSES

FASB ASC Topic “Compensation – Stock Compensation” prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights.

Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC Topic, “Equity – Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

There were no share-based expenses for the period ending September 30, 2013.

REVENUE RECOGNITION

The Company has no current source of revenue. The Company intends to recognize revenue as required by the Revenue Recognition Topic of the FASB Accounting Standards Codification.

ADVERTISING

Advertising costs are expensed as incurred. There has been no advertising cost incurred for the period March 14, 2013 (date of inception) through September 30, 2013.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company. Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company’s present or future financial statements.

NOTE 4 - SHAREHOLDERS’ EQUITY

COMMON STOCK

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.001.

The Company issued 10,000,000 shares of our $0.001 par value common stock to James Ketner, our President/CEO and director, on March 31, 2013 for a cash contribution in the amount of $7,500, and assets he contributed to the company in the amount of $2,500 for a total cash value of $10,000. The company issued 10,000,000 shares of our $0.001 par value common stock to Mr. Richard Owston, a director, on March 31, 2013 for a cash contribution of $10,000. The company issued 10,000,000 shares of our $0.001 par value common stock to Mr. Trey Moore, a director, for a cash contribution of $10,000. In April, 2013, two additional directors joined the company, Ms. LaNell Armour, and Mr. Lucien Marioneaux. Ms. Armour purchased 5,000,000 shares of our $0.001 common stock for a cash contribution of $5,000. Mr. Marioneaux purchased 10,000,000 shares of our $0.001 common stock for a cash contribution of 10,000.

On April 17, 2013, the company filed with the Securities and Exchange Commission an exemption from registration offering on Form D. As of September 30, 2013, the company has sold 6,252,000 shares of our common stock to private investors at a fixed price of $0.025 for total proceeds of $156,300.

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 5 - RELATED PARTY TRANSACTIONS

On March 20, 2013, Mr. James Ketner contributed office and computer equipment to the company for a cash value of $2,500. Mr. Ketner paid for the incorporation cost of the company in the amount of $615 on March 14, 2013, and was reimbursed by the company in April 2013. As of September 30, 2013, the Company had advanced funds to Mr. Ketner of $8,695. No demand for repayment has been made.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company entered into a lease agreement for office and research facilities. The lease is for five years at $24,000 per year beginning September 20, 2013. The lease commitments for the facilities are:

Year
Ended	Amount
2013	$6,250
2014	24,000
2015	24,000
2016	24,000
2017	24,000
2018	11,750
$114,000

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 7 – SUBSEQUENT EVENTS

On October 16, the company sold 900,000 shares of its common stock to three investors for a total of $22,500.00.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this report and those in our S-1 registration statement deemed effective on October 8, 2013. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to, those described under “Risk Factors” included in Part II, Item IA of this report.

Background Overview

Galenfeha is a development stage company incorporated in the State of Nevada on March 14, 2013, as a for-profit company with a fiscal year end of December 31. Our business office is located at 2705 Brown Trail, Suite 100, Bedford, Texas 76021. Our Telephone numbers are Toll free 1-800-280-2404, International 1-817-945-6448, and our facsimile number is 817-887-1455. Our email address is info@galenfeha.com and our website address is www.galenfeha.com.

The purpose of the company is to offer energy producer’s contractual engineering services, and develop alternative power products that will assist these producers in reducing cost and operate more efficiently. To date, operations have been on an extremely limited basis, mostly on formation activities. On July 8, 2013, we met with a potential client to develop an alternative solution to power flow meter computers on natural gas pipelines in remote locations. On August 18, 2013, we completed the initial design and had conducted bench testing with positive results. We are currently testing a working prototype, and will post these results as soon as available.

Since the company’s inception, the company has accomplished key milestones outlined in our 2013 statement of work. A majority of the monies spent to date have been for initial financing actives related to creating a public company. We anticipate that by the end of 4th quarter, 2013, these costs will be greatly reduced, and the majority of our use of capital will be in research and development of new products.

A condensed version of our anticipated 2013 Statement of Work is as follows

1.	Incorporate, begin operations in the U.S. (3/14)
2.	Open offices in Texas. (3/14)
3.	Explore equity investments both private and public (4/13)
4.	Open research and development facility (6/13)
5.	Develop new technologies for energy producers (7/13)
6.	Formulate applications for new products In Progress (9/13)
7.	Commercialize new products (Estimated 4th quarter, 2013)

Results of Operations for the Quarter ending September 30, 2013

Assets

At the end of third quarter, 2013, we had total assets of 128,547, of which $109,267 was in cash.

Operating Expense

Total operating expenses for the three months ended September 30, 2013 were $49,031 and $80,753 since the company’s inception in March 14, 2013.

Net Loss

Net loss for the three months ended September 30, 2013 were $49,031 and $80,753 for the nine months ended since the company’s inception in March 14, 2013.

Liquidity and Capital Resources

At September 30, 2013, we had $109,267 in cash. Our current commitments are research and development expenses related to the development of new technologies for energy producers and the administrative support services. We have sufficient cash for short-term operations and will continue to raise funds through the registration statement effective October 8, 2013.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our S-1 Registration Statement. During the period ended September 30, 2013 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in our S-1 Registration Statement deemed effective with the Securities and Exchange Commission on October 8, 2013. During the three months ended September 30, 2013 and since inception there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

Equity Distribution

Since our incorporation, we have raised capital through private sales of our common equity. As of November 15, 2013, we have issued 52,152,000 shares of our common stock to various shareholders, in exchange for cash.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative & Qualitative Disclosures about Market Risks

Not applicable.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 15, 2013. This evaluation was accomplished under the supervision and with the participation of our chief executive officer/principal executive officer, and chief financial officer/principal financial officer who concluded that our disclosure controls and procedures are currently effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seg.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure, controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by in our reports filed under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon an evaluation conducted for the period ended September 30, 2013, our Chief Executive Officer and Chief Financial Officer as of September 30, 2013, and as of the date of this Report, has concluded that as of the end of the periods covered by this report, he has identified no material weakness of Company internal controls.

Corporate expenses incurred are processed and paid by the officer of the Company. The current number of transactions is not sufficient to justify the retaining of additional accounting personnel.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles in the United States of America. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that, as of September 30, 2013, our internal control over financial reporting was effective.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this quarterly report.

Changes in Internal Controls over Financial Reporting

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 16, the company sold 900,000 shares of its common stock to three investors for a total of $22,500.00. The proceeds will be used to continue the company’s business model of developing new products, and commercializing these products.

Item 3. DEFAULTS UPON SENIOR SECURITEIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS

(a) Exhibits:

Number	Description

31.1	Certification of Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Galenfeha, Inc.

Date: November 19, 2013	By:	/s/ James Ketner
	Name:	James Ketner
President and Director
(Principal Executive Officer, Principal
Financial Officer, Principal Accounting
Officer)