Form 10-K
period 2013-12-31
Galenfeha, Inc.
filed 2014-03-27
CIK 1574676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUAND TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to__________

Commission File Number 001-10346

GALENFEHA, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-2283393
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2705 Brown Trail, Suite 100
Bedford, Texas 76021
(Address of principal executive offices) (Zip code)

(800) 280-2404
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
Yes [   ]      No [X]

As of March 27, 2014, there were 52,652,000 shares of the registrant’s common stock outstanding, each with a par value of $0.001.

TABLE OF CONTENTS
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved

PART I

ITEM 1 – DESCRIPTION OF BUSINESS

Galenfeha is a development stage company that was incorporated on March 14, 2013 under the laws of the State of Nevada with a fiscal year end of December 31. Our office is located at 2705 Brown Trail, Suite 100, Bedford Texas 76021. Our website is www.galenfeha.com, and our primary contact phone numbers are 1-800-280-2404 and 1-817-945-6448. We are an engineering and product development company that provides engineering services and alternative power generation products mainly to oil and gas producers. Not only will we be providing contractual engineering services, we will be producing and implementing our proprietary products into the mainstream of natural gas production sites, and sell these products and services to oil and gas producers through a distribution network of oil field services companies.

Galenfeha is developing a kinetic energy solution that will eliminate or reduce the dependence on the solar panel-lead acid battery combination, and provide a simple, easy to install mechanism that utilizes the energy that already exists within the natural gas pipeline to power computerized flow meters. During August of 2013, a series of successful bench tests proved the feasibility of these products. Our power generation products operate in the existing flow of natural gas production, and utilize the existing kinetic energy flowing through recovery pipelines to generate power for the computers that measure a well’s output. We believe these products will generate an abundance of power, enough to support the flow computers power requirements and spare capacity that could be resold to regional power distributers. We believe our product will reduce the dependence on conventional options such as expensive solar panels and hazardous lead acid batteries, which have historically been used at natural gas production sites to power computerized flow meters. In November 2013, we began the research and development of a new battery technology that will ‘outlive’ current lead acid batteries, and have almost zero environmental impact upon disposal of these batteries. These environmentally “Green” high performance batteries will replace existing lead acid batteries currently used in remote location natural gas flow computers.

We also believe that our products deliver several significant benefits to oil and gas producers and the energy industry as a whole. This technology is designed to:

  simplify the current kluge of apparatus needed to power remote computerized flow meters, generate a reliable, lower carbon footprint source for computerized flow meters, increase clean energy production, and
  provide additional revenue as an alternative energy source for redistribution to local utilities.

To date, we have spent approximately $22,000 of the estimated $25,000 on research and development of our first alternative power products and the development of a “Green” battery.

We believe the simplicity of the design and relatively low cost will propel the adoption of Galenfeha’s alternative clean energy devices to assist as an additional revenue stream for oil and gas producers.

We expect our initial revenue stream will come from three primary sources: 1) our contractual engineering services for engineering projects, 2) the sale of our products through a distributor network, and 3) related implementation services and training to the distributor employees located in the states of Texas and Louisiana. We believe our products and services will reduce our customer’s cost associated with current energy production, reducing carbon footprint, hazardous waste, and other non-sustainable aspects of producing energy with current technologies. Since we are presently in the development stage of our business, we can provide no assurance that we will successfully develop and sell any product or services related to our planned activities.

We believe that the following strengths enable us to compete successfully in the power generation industry:

  Our products are a novel solution for generating clean, sustainable electricity.
  Our products are lightweight and compact in size and easy to ship
  Raw materials for manufacturing our products are readily available
  Our products have unique characteristics, not readily-achievable by other technologies in that can generate power from the kinetic energy that exists within natural gas pipelines.
  Our products provide a more reliable power source designed for use in remote locations of oil and gas production sites where it is difficult to reach and maintain.
  Our products produces self-sustaining power that will function in any environmental condition
  The power generated by our technology is compatible for use with existing oil and gas production infrastructure.

We believe that customers will value the reliability of our products, portable size, non-weather dependent, maintenance-free, easy installation and implementation and low environmental impact. We expect our customers will benefit from the elimination of bulky environmentally dependent solar panels, and hazardous lead-acid deep cycle marine batteries, as well as the reduction in implementation, maintenance and replacement equipment costs associated with the traditional solar/battery combination. We believe that these factors will allow us to penetrate the alternative power market with a much quicker return on investment for our customers.

A condensed version of our executed 2013 Statement of Work and our short term 2014 goals were and are follows:

1.	Incorporate, begin operations in the U.S. x (3/13)
2.	Open offices in Texas. x (3/13)
3.	Explore equity investments both private and public x (4/13)
4.	Open research and development facility x (6/13)
5.	Develop new technologies for energy producers. x (7/13)
6.	Formulate applications for new products x (9/13)
7.	Commercialize new and existing products (Second quarter 2014)

We have historically met these goals, and are currently on track to meet future goals. Please see our website for the most current information not required to be filed with the commission.

ITEM 1A – RISK FACTORS

An investment in our Company comes with an extremely high risk that you could lose your entire investment. Our independent registered public accountant has issued an audit opinion which includes statement expressing substantial doubt as to our ability to continue as a going concern. There is the likelihood that we may never be able to successfully commercialize our new products and services. If our Company is not capable of building a market for its proposed products, all funds that we have spent on research and development will have been lost. We have not earned any revenues to date, and only have 2 full time employees.

ITEM 1B – UNRESOLVED STAFF COMMENTS

We have no unresolved comments with the staff at the commission and the Company is in full compliance.

ITEM 2 – DESCRIPTION OF PROPERTIES

We do not own any real property. The Company leases its current office space through a non-cancelable operating lease which expires June 31, 2017. Rental expense for the year ended December 31, 2013 was $15,000. Our current contracted rental expense will be $24,000 per year throughout the duration of the lease.

ITEM 3 – LEGAL PROCEEDINGS

There are no pending or threatened lawsuits against us

ITEM 4 – MINE SAFETY DISCLOSURES

None

PART II

ITEM 5 – MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained. A shareholder in all likelihood, therefore, will not be able to resell his or her securities should he or she desire to do so when eligible for public re-sales. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops. We have no plans, proposals, arrangements, or understandings with any person with regard to the development of a trading market in any of our securities.

Dividends

Holders of our common stock are entitled to receive dividends if and when declared by the Board of Directors out of funds legally available therefore. We have never declared or paid any dividends on our common stock. We intend to retain any future earnings for use in the operation and expansion of our business. Consequently, we do not anticipate paying any cash dividends on our common stock to our stockholders for the foreseeable future.

Recent Sales of Unregistered Securities

The Company incorporated March 14, 2013, with 500,000,000 shares of authorized common stock with a par value of $0.001. During 2013, 45,000,000 shares were issued to officers and directors of the Company and the Company sold 6,252,000 shares to private investors. On October 8th, 2013, the commission declared effective a registration statement that registered 9,100,000 shares previously issued, of which 6,252,000 were the private investors, and 2,848,000 were directors and officers of the Company. During the fourth quarter of 2013, the Company sold 900,000 shares to 3 private investors. In March 2014, the Company sold 500,000 shares to 1 investor. This stock was issued on March 27, 2014. There are currently 43,552,000 shares issued that have not been registered.

The Company’s current share structure is as follows:

A/S = 500,000,000
O/S = 52,652,000
Float = 9,100,000

We relied upon Section 4(2) and 4(6) of the Securities Act of 1933, as amended for the above issuances. We believed that Section 4(2) and 4(6) were available because none of these issuances involved underwriters, underwriting discounts or commissions; we currently have no options or preferred stock that convert into common shares.

ITEM 6 – SELECTED FINANCIAL DATA

Pursuant to Item 301(c) of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this item.

ITEM 7 – MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition or Plan of Operation and other sections of this report contain forward-looking statements that are based on the current beliefs and expectations of management, as well as assumptions made by, and information currently available to, the Company’s management. Because such statements involve risks and uncertainties, actual actions and strategies and the timing and expected results thereof may differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements and accompanying notes and other financial information appearing elsewhere in this annual report on Form 10-K.

Limited Operating History; Need for Additional Capital

There is limited historical financial information about our Company upon which to base an evaluation of our future performance. We are a development stage corporation and have not generated any revenues from operations. We cannot guarantee that we will be successful in our business operations. We are subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible delays in the exploitation of business opportunities. We may fail to adopt a business model and strategize effectively or fail to revise our business model and strategy should industry conditions and competition change.

We presently finance our operations through debt and equity financings. We have limited resources and there is no assurance that future financing will be available to us on acceptable terms. If financing is not available on acceptable terms, we may be unable to continue, develop or expand our operations. Additional equity financing could result in dilution to existing shareholders.

Liquidity and Capital Resources

At December 31, 2013, we had total assets of $92,485 comprised of cash of 73,480, fixed assets, net of $10,060, deposits of $250 and an advance to our officer of $8,695. Our liabilities were $5,180 in accounts payable, resulting in working capital of $68,300.

Net cash used in operating activities was $130,738 for the year ended December 31, 2013.

Cash used in investing activities in fiscal 2013 was $8,387 for the purchase of equipment and a vehicle.

Net cash provided by financing activities was $212,605, consisting of $221,300 for the sale of stock offset by $8,695 advanced to an officer. No demand for repayment from the officer has been made. Since inception, we have used our common stock to raise money for the research and development of our intended products, and for corporate expenses. Net cash provided by the sale of shares from inception on March 14, 2013 to December 31, 2013 was $221,300.

We have limited cash and cash equivalents on hand. We do not believe we have enough money to meet our cash requirements for the next twelve months, as we have yet to commence operations and have not generated any revenues and there can be no assurance that we can generate significant revenues from operations. During the next twelve months we expect to incur indebtedness for administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents to maintain the Company in good standing. The Company’s president and CEO has agreed to advance monies as needed to meet the Company’s needs over the next 12 months or as needed until the Company becomes profitable. We may need to raise additional capital to fund any future plan of operation. Our management is exploring a variety of options to meet our cash requirements and future capital requirements, including the possibility of equity offerings, debt financing and business combinations.

Deficit accumulated since inception is $136,495. Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our management and stockholders, the continued issuance of equity to new stockholders, and our ability to achieve and maintain profitable operations. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. There can be no assurance that we will be able to raise additional capital, and if we are unable to raise additional capital, we will unlikely be able to continue as a going concern.

Plan of Operation

During the next 12 months, Galenfeha, Inc. intends on providing engineering services, developing new proprietary technology, implementing this technology in new products, commercializing these products and providing these products and the services and training necessary for the implementation of these products to our distributors, which are natural gas service companies that specialize in the installation of natural gas automation and measurement devices for energy producers. We believe we have sufficient funding for the development of our products and the execution of our business model over the next 12 months, which includes the on-going costs associated with maintaining a fully compliant reporting status with regulatory agencies. We intend on setting up distribution channels through existing relationships our directors have with natural gas producers. Our product will allow these producers to offer their products and services with a competitive edge by utilizing our technology. An example would be for a company who sells metering systems to gas producers to offer a more reliable solution to their customers because of our product technology.

A large portion of the cost of doing business over the next 12 months will be project engineering and product development. We have recently expanded our operations to include an additional R&D facility. On July 8th, 2013, we met with a potential client to develop a new power generation product that utilizes the stored energy in natural gas production. We are anticipating R&D cost for a working prototype to be under $25,000.00, and anticipate having a working prototype by September 13, 2013. After one week of bench testing, we are generating better than expected results from off the shelf materials used in the assembly of our initial prototype. Upon a successful field test of the prototype, we anticipate receiving a purchase order which will enable us to go into full production. We intend to market our product and services using the historic relations of our board of directors. We have begun developing a new “Green” technology battery to be paired with our power generation products, and are anticipating selling these batteries second quarter 2014.

We have outlined phases to our operations over the next twelve months that address the cost associated for our business development. SEC reporting requirements are estimated at $25,000, R&D cost for the development of our first product is estimated at $25,000, General and administrative cost for the next twelve months, which includes the cost of our facility is expected to be $50,000. As we obtain engineering contracts, we will hire or contract personnel to meet the resource requirements. We will be working diligently to get our first product into production by year end 2014.

Currently we are a development stage corporation. A development stage corporation is one engaged in the search of business opportunities, successful negotiation and closing of a business acquisition and furthering its business plan.

Results of Activities

For the Year Ended December 31, 2013

We did not generate any revenues from operations during the fiscal year ended December 31, 2013.

During the fiscal year ended December 31, 2013, much of the Company’s resources were directed at maintaining the Company in good standing, development of new products, and identifying new business opportunities. We currently have no definitive agreements or understanding with any prospective business combination candidates.

We had a net loss of $136,495 for the year ended December 31, 2013.

Operating Expenses: Operating expenses were $136,535 for the year ended December 31, 2013. As of December 31, 2013, we have yet to generate revenues from our business operations. As a result, we have generated significant operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future as we attempt to expand our infrastructure and development activities. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses.

We have limited resources and there is no assurance that future financing will be available to our Company on acceptable terms. These conditions could further impact our business and have an adverse effect on our financial position, results of operations and/or cash flows.

Going Concern Uncertainties

As of the date of this annual report, there is doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our business operations and loan commitments. The financial statements included in this annual report have been prepared on the going concern basis, which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. If we are not to continue as a going concern, we would likely not be able to realize our assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the financial statements.

Our future success and viability, therefore, are dependent upon our ability to generate capital financing. The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon us and our shareholders.

Critical Accounting Policies

The following are the accounting policies that we consider to be critical accounting policies. Critical accounting policies are those that are both important to the portrayal of our financial condition and results and those that require the most difficult, subjective, or complex judgments, often as results of the need to make estimates about the effect of matters that are subject to a degree of uncertainty.

Use of Estimates: The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period.

On an ongoing basis, we evaluate our estimates which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations form the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions.

Recent Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Contractual Obligations and Off-Balance Sheet Arrangements

As of December 31, 2013, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pursuant to Item 305(e) of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this item.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Galenfeha, Inc.
(A Development Stage Company)
INDEX TO CONDENSED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Galenfeha, Inc.

We have audited the accompanying balance sheet of Galenfeha, Inc. (A Development Stage Company) as of December 31, 2013 and the related statements of operations, stockholders’ deficit, and cash flows for the period March 14, 2013 (inception) through December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galenfeha, Inc. (A Development Stage Company) as of December 31, 2013 and the results of its operations and cash flows for the period March 14, 2013 (inception) through December 31, 2013, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has limited operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kyle L. Tingle, CPA, LLC

March 24, 2014
Las Vegas, Nevada

Galenfeha, Inc.
(A Development Stage Company)
BALANCE SHEET

As of December 31, 2013

ASSETS
CURRENT ASSETS
Cash	$73,480
Due from officer	8,695
Total current assets	82,175
FIXED ASSETS, net of $827 accumulated depreciation	10,060
OTHER ASSETS	250
TOTAL ASSETS	$92,485

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$5,180
Total liabilities	5,180

COMMITTMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock subscribed	$22,500
Capital Stock
Authorized: 500,000,000 common shares, $0.001 par value Issued and outstanding shares: 51,252,000 common shares	51,252
Additional paid-in capital	150,048
Deficit accumulated during the development stage	(136,495)
Total stockholders’ equity	87,305

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$92,485

See notes to the financial statements.

Galenfeha, Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS

For the Period from
Inception March 14, 2013
to December 31, 2013
REVENUES	$—
EXPENSES
General and administrative	101,547
Engineering research and development	12,262
Professional fees	22,726
(136,535)
Net Operating Loss	(136,535)
Interest income	40
Income Before Income Taxes	(136,495)

Provision for Income Taxes	—

Net Loss	$(136,495)

PER SHARE DATA:
Basic and diluted loss per common share	$(0.00)

Basic and diluted weighted average common shares outstanding	48,753,965

See notes to the financial statements.

Galenfeha, Inc.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Common Stock	Additional	Deficit Accumulated
			Subscribed	Paid in	during Development
				Capital	Stage
	Shares	Amount				Total

Inception March 14, 2013

Common shares issued for cash and assets at $0.001 per share	45,000,000	$45,000	$-	$-	$-	$45,000

Common shares issued for cash at $0.025 per share	6,252,000	6,252		$150,048		156,300

Common shares subscribed			$22,500			22,500

Loss for the period from inception on March 14, 2013 to December 31, 2013					136,495	136,495

Balance – December 31, 2013	51,252,000	$51,252	$22,500	$150,048	$136,495	$87,305

See notes to the financial statements.

Galenfeha, Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

For the Period from
Inception March 14, 2013
to December 31, 2013

OPERATING ACTIVITIES

Net loss	$(136,495)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	827
Changes in Operating Assets and Liabilities:
Increase in other assets	(250)
Increase in accounts payable and accrued liabilities	5,180
Net cash used in operating activities	(130,738)

INVESTING ACTIVITIES
Purchase of fixed assets	(8,387)
Net cash used in financing activities	(8,387)

FINANCING ACTIVITIES
Advance to officer	(8,695)
Sale of common stock	221,300
Net cash provided by financing activities	212,605

INCREASE IN CASH	73,480

CASH AT BEGINNING OF PERIOD	—

CASH AT END OF PERIOD	$73,480

SUPPLEMENTAL INFORMATION AND NON-MONETARY TRANSACTIONS

Assets contributed for common stock	$2,500

Cash paid for:
Interest expense	$—
Income taxes	$—

See notes to the financial statements.

Galenfeha, Inc.
(A Development Stage Company)
Notes to Financial Statements
For the Period from March 14, 2013 (Date of Inception) through December 31, 2013

NOTE 1 - NATURE OF BUSINESS

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period ended December 31, 2013, the Company had no operations. As of December 31, 2013 the Company had not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ASC Topic 820, in and of itself, does not require any fair value measurements. As at December 31, 2013 the Company did not have assets or liabilities subject to fair value measurement.

CASH AND CASH EQUIVALENTS

All cash, other than held in escrow, is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents. Cash at December 31, 2013 was $73,480.

PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, ranging from three to seven. Total depreciation expense related to property and equipment was $827 for the period ended December 31, 2013. Maintenance and repairs are charged to operations when incurred. Major betterments and renewals are capitalized. Gains or losses are recognized upon sale or disposition of assets.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under FASB ASC Topic “Income Taxes.” Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets were recognized as of December 31, 2013.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at December 31, 2013. As of December 31, 2013, the Company had no dilutive potential common shares.

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

There were no share-based expenses for the period ending December 31, 2013.

REVENUE RECOGNITION

The Company has no current source of revenue. The Company intends to recognize revenue as required by the Revenue Recognition Topic of the FASB Accounting Standards Codification.

ADVERTISING

Advertising costs are expensed as incurred. There has been no advertising cost incurred for the period March 14, 2013 (date of inception) through December 31, 2013.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, ranging from three to seven years.

A summary is as follows:

2013
Furniture and equipment	$4,641
Vehicles	6,246
10,887

Less accumulated depreciation	(827)

Property and equipment, net	$10,060

Depreciation expense related to property and equipment was $827 for the period ended December 31, 2013.

NOTE 5 - SHAREHOLDERS’ EQUITY

COMMON STOCK

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.001.

The Company issued 10,000,000 shares of our $0.001 par value common stock to James Ketner, our President/CEO and director, on March 31, 2013 for a cash contribution in the amount of $7,500, and assets he contributed to the Company in the amount of $2,500 for a total cash value of $10,000. The Company issued 10,000,000 shares of our $0.001 par value common stock to Mr. Richard Owston, a director, on March 31, 2013 for a cash contribution of $10,000. The Company issued 10,000,000 shares of our $0.001 par value common stock to Mr. Trey Moore, a director, for a cash contribution of $10,000. In April, 2013, two additional directors joined the Company, Ms. LaNell Armour, and Mr. Lucien Marioneaux. Ms. Armour purchased 5,000,000 shares of our $0.001 common stock for a cash contribution of $5,000. Mr. Marioneaux purchased 10,000,000 shares of our $0.001 common stock for a cash contribution of $10,000.

On April 17, 2013, the Company filed with the Securities and Exchange Commission an exemption from registration offering on Form D. As of December 31, 2013, the Company has sold 6,252,000 shares of our common stock to private investors at a fixed price of $0.025 for total proceeds of $156,300.

On October 7, 2013, the Company subscribed 900,000 shares of common stock at $0.025 per share for total proceeds of $22,500. The shares were issued on March 27, 2014.

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 6 - RELATED PARTY TRANSACTIONS

On March 20, 2013, Mr. James Ketner contributed office and computer equipment to the Company for a cash value of $2,500. Mr. Ketner paid for the incorporation cost of the Company in the amount of $615 on March 14, 2013, and was reimbursed by the Company in April 2013. As of December 31, 2013, the Company had advanced funds to Mr. Ketner of $8,695. No demand for repayment has been made.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company entered into a lease agreement for office and research facilities. The lease is for five years at $24,000 per year beginning September 20, 2013. The lease commitments for the facilities are:

Year
Ended	Amount
2014	$24,000
2015	24,000
2016	24,000
2017	24,000
2018	11,750
$107,750

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 8 – INCOME TAX

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. When it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forward, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the period March 14,, 2013 (date of inception) through December 31, 2013 applicable under FASB ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet. The Company is in the process of filing appropriate returns for the Company.

The component of the Company’s deferred tax assets as of December 31, 2013 are as follows:

2013
Net operating loss carry forward	$47,773
Valuation allowance	(47,773)
Net Deferred Tax Asset	$-

A reconciliation of income taxes computed at the 35% statutory rate to the income tax recorded is as follows:

Since
Inception
Net operating loss carry forward	$47,773
Valuation allowance	$(47,773)
Net deferred tax asset	$-

The Company did not pay any income taxes during the periods ended December 31, 2013.

NOTE 9 – SUBSEQUENT EVENTS

On March 10, 2014, the Company sold and issued an additional 500,000 shares to one investor for a total of $10,000

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are not effective, due to the deficiencies in our internal control over financial reporting described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of December 31, 2013, management has concluded that the Company’s internal controls over financial reporting were not operating effectively. Management has identified the following weaknesses; that only when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of December 31, 2013:

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over our financial statements. Currently the Board of Directors acts in the capacity of the Audit Committee, consisting of two members, one member who is not independent of management and lacks sufficient financial expertise for overseeing financial reporting responsibilities.

2.

Insufficient documentation of financial statement preparation and review procedures - We employ policies and procedures in reconciliation of the financial statements and the financial information based on which the financial statements are prepared, however, the controls and policies we employ are not sufficiently documented.

3.

We did not maintain proper segregation of duties for the preparation of our financial statements – During the year ended December 31, 2013 the majority of the preparation of financial statements was carried out by one person. This has resulted in several deficiencies including:

a.	Significant, non-standard journal entries were prepared and approved by the same person, without being checked or approved by any other personnel.

b.	Lack of control over preparation of financial statements, and proper application of accounting policies.

4.

We lack sufficient information technology controls and procedures – As of December 31, 2013, we lacked a proper data back up procedure, and while backup did take place in actuality, we believe that it was not regulated by methodical and consistent activities and monitoring.

The foregoing material weaknesses identified in our internal control over financial reporting were identified by our external consultants responsible for the preparation of our financial reporting package. The aforementioned material weaknesses did not impact our financial reporting or result in a material misstatement of our financial statements.

As of December 31, 2013 we have not taken action to correct the material weaknesses identified in our internal control over financial reporting. Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in connection with the aforementioned weaknesses, will implement the following remediation measures:

1.	Our Board of Directors will nominate an audit committee and audit committee financial expert.

2.

We will appoint additional personnel to assist with the preparation of our financial statements; which will allow for proper segregation of duties, as well as additional manpower for proper documentation.

3.

We will engage in a thorough review and restatement of our information technology control procedures, in addition to procurement of all hardware and software that will enable us to maintain proper backups, access, control etc.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. We are not required to provide an attestation report by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the last quarter of our fiscal year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our directors and executive officers are as follows:

Name	Age	Position
Lucien Marioneaux	41	Chairman of the Board
James Ketner	48	President/CEO/Director
Richard Owston	75	Secretary/Treasurer/Director
Trey Moore	43	Director
LaNell Armour	49	Director

Lucien Marioneaux, Jr., 41, has served serves as the Chairman of the Board since April 2013. In addition to owning and operating Marioneaux Law Firm, a private general law practice specializing in estate planning and general corporate representation including transactions and litigation, Lucien H. Marioneaux, Jr., is presently an Assistant District Attorney in Caddo Parish, Louisiana. Mr. Marioneaux also holds various real estate and natural gas investments along with a variety of private equity holdings in multiple industries including Natural Gas production throughout Texas and Louisiana. He has enjoyed a prominent legal career throughout the State of Louisiana spanning some 15 years. Mr. Marioneaux’s extensive experience in successfully guiding small and large corporations, legal practice and investments in natural gas operations qualifies him to serve as the Chairman of the Board.

Mr. Marioneaux previously held the position of Senior Director of Security, Risk Management and Regulatory Compliance for L’Auberge du Lac Casino Resort from 2005 to 2010, directing all operations within those departments. L’Auberge du Lac is an expansive 227-acre luxury gaming resort located in Lake Charles, Louisiana, with 2,500 employees and revenues exceeding $380 million per year. Mr. Marioneaux was responsible for all aspects of the property regulatory compliance program for the State of Louisiana, the U.S. Department of the Treasury, Financial Crimes Enforcement Network (Title 31) and Sarbanes-Oxley. He directed all general liability and workers compensation matters and worked closely with outside and corporate legal counsel to ensure efficient and effective resolution. In 2008, he was part of the team which implemented a major property expansion at L’Auberge. The $67 million project included a 9-story hotel tower with 250 rooms.

Mr. Marioneaux is active in the Louisiana Bar Association, the Shreveport Bar Association, the DeSoto Parish Bar Association, the Louisiana Casino Association and the Louisiana District Attorney’s Association where he has the unique experience of working directly with local, state and federal governmental and elected officials on issues important to these various interests. From 2008 to 2009, he has served as co-chair of the Southwest Chamber of Commerce’s Governmental Affairs Committee and was a visiting professor for McNeese State University where he taught The Legal Environment of Business from 2008 to 2010. Mr. Marioneaux earned his Bachelor of Science Degree in Accounting from Louisiana Tech University in Ruston, Louisiana in 1995 and his Law Degree from Louisiana State University, Paul M. Hebert Law Center, in Baton Rouge, Louisiana in 1998.

James Ketner, 47, serves as President/CEO and Director. Mr. Ketner has over 24 years of experience as the Director and Chief Executive Officer of public and private corporations. From 2005 to 2011, upon founding Kelyniam Global, Inc. on December 30, 2005, he was responsible for taking the company public, receiving FDA 510(k) approval, maintaining compliance with ISO 13485, 21 CFR 820, and commercially launching cranial and maxillofacial custom prosthetics. He has a successful track record of directing public companies, streamlining operations, and maximizing productivity through increased efficiency and productivity using state of the art technology. Mr. Ketner has spent most of his professional career as a contract consulting Engineer for Fortune 500 multinational companies. In 1988, Mr. Ketner started his career as a numeric control programmer at General Dynamics. In 1991, Mr. Ketner embarked on his entrepreneurial career as a consultant, with clients such as General Dynamics, Pratt and Whitney, Boeing, Lockheed, Daimler Chrysler, Fiat, Honda Research and Development, Rockwell, Sikorsky Aircraft, Embraer SP, and Dassault/Falcon Jet. Mr. Ketner has traveled extensively and is well versed in conducting business in North and South America. As a resourceful decision-maker combining strong leadership and organizational skills, Mr. Ketner has the ability to direct programs throughout the design and manufacturing processes because of his extensive experience and expertise in high tech engineering and manufacturing environments.

Richard Owston, 75, serves as a Director and executive officer in the capacity of Treasurer and Secretary since his appointment in March, 2013. Mr. Owston has over 45 years of experience in large scale privately owned and publicly held corporations in the oil and natural gas industry. Mr. Owston’s vast experience and established relationships in the oil and natural gas industry will prove valuable to the Company in establishing distribution channels, sales and marketing. Mr. Owston, served on the Board of Directors of Kelyniam Global, Inc., from January 2008 through September 2009, Mr. Owston was also the President of J-W Measurement Company, a division of J-W Operating Company from 2000 to 2012. From 1976 to 1993, Mr. Owston was the Vice President of Sales for The Western Company. Prior to his employment at The Western Company, Mr. Owston was the Human Resource Manager for the Wyly Corporation from 1972 to 1976. He worked for General Electric from 1963 to 1972 as the training and professional employee development group. During his tenure with this companies, Mr. Owston has served as a key initiator in the growth and development of these companies and has a proven track record, which encapsulates but is not limited to, operations consolidation and cost reduction, obtaining continued growth and profitability through increased corporate exposure, marketing and sales, employee relations, human resource development, as well as many other diverse roles as the demands of the organization’s required. Mr. Owston graduated with a Bachelor of Science in Business Administration from Kansas State University.

Trey Moore, 43, has served as a Director since March, 2013. Mr. Moore has over 24 years of experience as a senior level executive in the oil and natural gas industries. From 2005 to Jan 2012 Mr. Moore worked as the general manager of the Eastern Division of J.W. Measurement Company, where he provided a significant contribution in growing revenues from $6 million to $140 million over the course of 13 years. In March of 2012, Mr. Moore became a co-founder and Chief Executive Officer of Fleaux Services of Louisiana currently with 6 offices, 40 employees and on track to generate $15 million in annual revenue. His proven leadership ability has rapidly expanded Fleaux Services into associated oil and natural gas exploration markets and neighboring geographic areas such as Arkansas, Texas, and Colorado. Mr. Moore is extremely talented in identifying and creating innovative, niche products and services to optimize production at a lower cost with less manpower and greater efficiency for small and large scale oil and natural gas producers. He has a successful track record of executing new business strategies, and developing new technologies. From August 2010 to present, Mr. Moore manages the operations of Eagle Oil, an oil and natural gas operator in Texas and Louisiana. Mr. Moore’s vast oil and natural gas experience has given him an expansive understanding of the needs for better engineered products and services. He is respected by his peers, and is considered to be one of the most proficient, driven individuals in the energy industry, which is why Mr. Moore is qualified to be a Director of the Company. Mr. Moore is a veteran of the United States Marine Corps.

LaNell Armour, 49, has served as Director since April, 2013. Ms. Armour has developed a vast network of high profile, high net-worth individuals through her 25 year career in public relations. These relationships will benefit the Company in future capital raising activities. Her experience in public relations will provide a firm foundation for her primary responsibilities in investor relations and corporate communications. Currently, Ms. Armour is also a senior faculty member at the Music Institute of North Texas since 2010. She joined Dallas Chamber Music in 2010 as General Manager, and was named Executive Director on June 1, 2012 and continued to serve until January 2013. Prior to the Dallas Chamber Music, Ms. Armour spent eight years, from 2001 through 2008 as the Public Relations Manager for the world-renowned Chicago Symphony Orchestra as Public Relations Manager. From 1999 to 2001, Ms. Armour served as the Public Relations Manager for the Ravinia Festival in Highland Park, Illinois. Ms. Armour became a writer, then editor at “Clavier” magazine in Chicago from 1996 through 1999. Ms. Armour holds a Bachelor of Music degree in Piano Performance with a minor in English from The University of Tennessee.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

None

Family Relationships

No family relationships exist among our directors or executive officers.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, none of our directors, executive officers, promoters, control persons, or nominees has been:

•

the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC). Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, all reports under Section 16(a) required to be filed by its officers and directors and greater than ten percent beneficial owners were timely filed as the date of this filing.

ITEM 11 – EXECUTIVE COMPENSATION

As of the date of this prospectus, there is one executive employment compensation agreement between the Company and its President/CEO, Mr. James Ketner in the amount of $36,000 per year. This compensation agreement began on the 1st of May, 2013. Mr. Ketner currently devotes approximately 40 hours per week to manage the affairs of the Company and has agreed to devote additional time as required in order to meet the requirements necessary to execute the Company’s business plan.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers and directors for all services rendered in all capacities to us for the period from inception (March 14, 2013) through December 31, 2013.

Summary Compensation Table

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James Ketner President/CEO	2013	$36,000	0	0	0	0	0	0	$36,000
Richard Owston Director	2013	0	0	0	0	0	0	0	0
Trey Moore Director	2013	0	0	0	0	0	0	0	0
Lucien Marioneaux Chairman	2013	0	0	0	0	0	0	0	0
LaNell Armour Director	2013	0	0	0	0	0	0	0	0

Outstanding Equity Awards at Fiscal Year-End

There were no grants of stock options since inception to the date of this Report.

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

The Board of Directors of Galenfeha have not adopted a stock option plan. The Company has no plans to adopt a stock option plan, but may choose to do so in the future. If such a plan is adopted, this may be administered by the board or a committee appointed by the board (the “Committee”). The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. Galenfeha may develop an incentive based stock option plan for its officers and directors and may reserve up to 10% of its outstanding shares of common stock for that purpose.

Stock Awards Plan

The Company has not adopted a Stock Awards Plan, but may do so in the future. The terms of any such plan have not been determined.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial shareholdings of those persons or entities that beneficially hold five percent or more of the Company’s common stock, and our directors and executive officers as a group, as of December 31, 2013, with the computation being based upon 52,752,000 shares of common stock being outstanding. Each person has sole voting and investment power with respect to the shares of common stock shown and all ownership is of record and beneficial.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Stock	James Ketner (1) 2705 Brown Trail Suite 100 Bedford, Texas 76021	10,000,000	19%
Common Stock	Richard Owston 2705 Brown Trail Suite 100 Bedford, Texas 76021	10,000,000	19%
Common Stock	Trey Moore 2705 Brown Trail Suite 100 Bedford, Texas 76021	10,000,000	19%
Common Stock	Lucian Marioneaux 2705 Brown Trail Suite 100 Bedford, Texas 76021	10,000,000	19%
Common Stock	LaNell Armour 2705 Brown Trail Suite 100 Bedford, Texas 76021	5,000,000	9.5%
	All Officers and Directors as a Group	45,000,000	86%

There are no off balance sheet arrangements, stock options to our executive officers or affiliates, or any other dilutive arrangements made that have not been fully reported to the commission since our inception on March 14, 2013.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2013	$5,658	Kyle L. Tingle, CPA, LLC

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2013	$	nil

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2013	$	nil

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2013	$	nil

(5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT	DOCUMENT DESCRIPTION
NO.
3.1*	Articles of Incorporation of GALENFEHA, INC. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118880 filed May 23, 2013)
3.2*	Bylaws of GALENFEHA, INC. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118880 filed May 23, 2013)

*Previously filed and incorporated by reference.

The following documents are included herein:

Exhibit	Document Description
No.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of March 2014.

GALENFEHA, INC.

BY:/s/ James Ketner
James Ketner
President/Chief Executive Officer, Principal Financial
Officer, Principal Accounting Officer

/s/ Richard Owston
Richard Owston
Secretary/Treasurer/Director

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

By: /s/ James Ketner James Ketner	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Director	March 27, 2014

By: /s/ Richard Owston
Richard Owston	Secretary, Treasurer and Director	March 27, 2014