Form 10-Q
period 2014-03-31
Galenfeha, Inc.
filed 2014-05-15
CIK 1574676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

Yes [   ]      No [X]

As of May 14, 2014, there were 75,812,000 shares of the registrant’s common stock outstanding, each with a par value of $0.001.

TABLE OF CONTENTS
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED March 31, 2014

Galenfeha, Inc.
(A Development Stage Company)
INDEX TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Page

Condensed Balance Sheets as of March 31, 2014 and December 31, 2013	F-2

Condensed Statements of Operations for the three month period ended March 31, 2014 and 2013 and since inception March 14, 2013 (date of inception) through March 31, 2014	F-3

Condensed Statement of Changes in Shareholder’s Equity since inception March 14, 2013 (date of inception) through March 31, 2014	F-4

Condensed Statements of Cash Flows for the three month periods ended March 31, 2014 and 2013 and since inception March 14, 2013 (date of inception) through March 31, 2014	F-5

Notes to Condensed Financial Statements	F-6

Galenfeha, Inc.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	March 31, 2014	December 31,
	(Unaudited)	2013
ASSETS

CURRENT ASSETS
Cash	$31,306	$73,480
Due from officer	8,695	8,695
Total current assets	40,001	82,175
FIXED ASSETS, net of $1,100 and 827 accumulated depreciation	9,787	10,060
OTHER ASSETS	250	250
TOTAL ASSETS	$50,038	$92,485

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$22,660	$5,180
Total liabilities	22,660	5,180

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock subscribed	-	22,500
Capital Stock
Authorized: 500,000,000 common shares, $0.001 par value Issued and outstanding shares: 52,652,000 shares at March 31, 2014 and 51,252,000 shares at December 31, 2013	52,652	51,252
Additional paid-in capital	181,148	150,048
Deficit accumulated during the development stage	(206,422)	(136,495)
Total stockholders’ equity	27,378	87,305

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$50,038	$92,485

See notes to the condensed financial statements.

Galenfeha, Inc.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

			For the Period
	Three	Three	from Inception
	Months	Months	March 14, 2013
	Ended	Ended	to
	March 31, 2014	March 31, 2013	March 31, 2014

REVENUES	$—	$—	$—
EXPENSES
General and administrative	27,657	1,115	129,204
Engineering research and development	22,304	-	34,566
Professional fees	19,972	-	42,698
	69,933	1,115	206,468
Net Operating Loss	(69,933)	(1,115)	(206,468)

Interest income	6	-	46
Income Before Income Taxes	(69,927)	(1,115)	(206,422)
Provision for Income Taxes	—	—	—

Net Loss	$(69,927)	$(1,115)	$(206,422)

PER SHARE DATA
Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	51,373,111	1,666,667

See notes to the condensed financial statements.

Galenfeha, Inc.
(A Development Stage Company)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Common	Additional Paid	Deficit
			Stock	in Capital	Accumulated
			Subscribed		during
					Development
					Stage
	Shares	Amount				Total
Inception March 14, 2013
Common shares issued for cash and assets at $0.001 per share	45,000,000	$45,000	$-	$-	$-	$45,000
Common shares issued for cash at $0.025 per share	6,252,000	6,252		150,048		156,300
Common shares subscribed			22,500			22,500
Loss for the period from inception on March 14, 2013 to December 31, 2013					(136,495)	(136,495)
Balance – December 31, 2013	51,252,000	51,252	22,500	150,048	(136,495)	87,305

Common shares issued for cash at $0.020 per share	500,000	500		9,500		10,000
Issuance of subscribed shares	900,000	900	(22,500)	21,600		-
Net loss – March 31, 2014					(69,927)	(69,927)
Balance – March 31, 2014	52,652,000	$52,652	$-	$181,148	$(206,422)	$27,378

See notes to the condensed financial statements.

Galenfeha, Inc.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months	For the Period From Inception
	Ended March 31,	Ended March 31,	March 14, 2013 (date of
	2014	2014	inception) to March 31, 2014

OPERATING ACTIVITIES

Net loss	$(69,927)	$(1,115)	$(206,422)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	273	-	1,100
Changes in Operating Assets and Liabilities:
Increase in other assets	-	-	(250)
Increase in accounts payable and accrued liabilities	17,480	615	22,660
Net cash used in operating activities	(52,174)	(500)	(182,912)

INVESTING ACTIVITIES

Purchase of fixed assets	-	-	(10,887)
Net cash used in financing activities	-	-	(10,887)

FINANCING ACTIVITIES
Advance to officer	-	-	(8,695)
Sale of capital stock	10,000	27,500	233,800
Net cash provided by financing activities	10,000	27,500	225,105

(DECREASE) INCREASE IN CASH	(42,174)	27,000	31,306

CASH AT BEGINNING OF PERIOD	73,480	—	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,306	$27,000	$31,306

SUPPLEMENTAL INFORMATION AND NON- MONETARY TRANSACTIONS

Assets contributed for common stock	$2,500	$2,500	$2,500

Cash paid for:
Interest expense	$—	$—	$—
Income taxes	$—	$—	$—

See notes to the condensed financial statements.

Galenfeha, Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
March 31, 2014

NOTE 1 - NATURE OF BUSINESS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 audited financial statements included in its Form 10-K filed with the Securities and Exchange Commission. The results of operations for the period ended March 31, 2014 and the same period last year are not necessarily indicative of the operating results for the full years.

Galenfeha incorporated in the State of Nevada on March 14, 2013, as a for-profit company with a fiscal year end of December 31. Our business office is located at 2705 Brown Trail, Suite 100, Bedford, Texas 76021. We are an engineering company who will be providing engineering services and an alternative power product mainly to natural gas producers. Not only will we be providing contractual engineering services, we hope to implement our new and proprietary technology in a new product, and provide this product to natural gas producers.

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period ended March 31, 2014, the Company had no operations. As of March 31, 2014 the Company had not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

CASH AND CASH EQUIVALENTS

All cash, other than held in escrow, is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents. Cash at March 31, 2014 was $31, 306.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at March 31, 2014. As of March 31, 2014, the Company had no dilutive potential common shares.

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

On March 11, 2014, the Company sold 500,000 shares at the fixed price of $0.02 to a consultant to the Company.

On April 17, 2013, the company filed with the Securities and Exchange Commission an exemption from registration offering on Form D. As of March 31, 2014, the Company issued 900,000 shares that were subscribed in 2013. As of March 31, 2014, the company has sold 7,052,000 shares of our common stock to private investors at a fixed price of $0.025 for total proceeds of $178,800.

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company entered into a lease agreement for office and research facilities in Texas. The lease is for five years at $24,000 per year beginning September 20, 2013. The lease commitments for the facilities are:

Year
Ended	Amount
2014	$18,000
2015	24,000
2016	24,000
2017	24,000
2018	11,750
$101,750

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 6 – SUBSEQUENT EVENTS

During April 2014, the Company sold 23,160,000 shares of its common stock to seventy-four investors for a total of $579,000.

In April 2014, the Company leased space in Louisiana, prepaying $6,800 rent for the lease term.

On April 30, 2014, the Company acquired a vehicle for $12,512.

During April, the Company acquired $318,338 in inventory to begin the manufacturing of its products.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this report and those in our Form 10-K filed with the Securities and Exchange Commission on March 27, 2014. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to, those described under “Risk Factors” included in Part II, Item IA of this report.

Background Overview

Galenfeha incorporated in the State of Nevada on March 14, 2013, as a for-profit company with a fiscal year end of December 31. Our executive office is located at 2705 Brown Trail, Suite 100, Bedford, Texas 76021. Our Telephone numbers are Toll free 1-800-280-2404, International 1-817-945-6448, and our facsimile number is 817-887-1455. Our email address is info@galenfeha.com and our website address is www.galenfeha.com.

The purpose of the company is to offer energy producer’s contractual engineering services, and develop alternative power products that will assist these producers in reducing cost and operating more efficiently. To date, operations have been on an extremely limited basis, mostly on formation activities. On July 8, 2013, we met with a potential client to develop an alternative solution to power flow computers on natural gas pipelines in remote locations. On August 18, 2013, we completed the initial design and conducted bench testing with positive results. In the first quarter of 2014, we began developing a new battery technology that will operate flow computers in remote locations. These batteries provide an environmentally friendly, inherently safe, internally temperature regulated un-interruptible power supply for oil and gas well location monitoring and measurement equipment. By the end of first quarter 2014, these batteries had proven effective in the field, and in April 2014, the company ordered the first material to begin production of these batteries. We are currently involved with a patent agent to begin the patent pending process for this technology. At the beginning of May, 2014, we also ordered 100 units of a battery technology to assist oil and gas field technicians. We anticipate selling these units at or near the end of second quarter 2014. The initial sales of these batteries should allow the company to become profitable, therefore eliminating the need to sell additional securities or raise monies through other financing activities. On April 18th, 2013, the company filed a Regulation D exemption with the Securities and Exchange Commission to sell unregistered securities. This offering closed on April 18th, 2014, and the company will not sell any more securities in reliance to this exemption.

Since the company’s inception, the company has accomplished key milestones outlined in our 2013-2014 statement of work. A majority of the monies spent to date have been for initial financing actives related to creating a public company, developing new products, and R&D cost. We anticipate that by the end of second quarter 2014, the company will become profitable, and that the initial cost for formation activities will be greatly reduced, and the majority use of capital will be in research and development of new products.

A condensed version of our anticipated 2014 Statement of Work is as follows:

1.	Finalize test results in the field for new battery technology. (3/14)
2.	Open manufacturing facility offices in Louisiana. (5/14)
3.	Begin production of our first line of products (6/14)
4.	Develop new products (7/14-12/14)
5.	Search for merger acquisitions for Engineering, Oil, and Gas production (ongoing)

Results of Operations for the Quarter ending March 31, 2014

Assets

At the end of first quarter 2014, we had total assets of $50,038, of which $31,306 was in cash.

Operating Expense

Total operating expenses for the three months ended March 31, 2014 and 2013 were $69,933 and $1,115, respectively, as the Company had compliance costs and research and development.

Net Loss

Net loss for the three months ended March 31, 2014 and 2013 were $69,927 and $1,115, respectively as the Company had compliance costs and research and development.

Liquidity and Capital Resources

At March 31, 2014, we had $31,306 in cash compared to $73,480 at December 31, 2013. Our current commitments are research and development expenses related to the development of new technologies for energy producers and the administrative support services.

We have sufficient cash for short-term operations and have raised funds through the registration statement to continue research and start production.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our Form 10-K filed with the Securities and Exchange Commission on March 27, 2014. During the period ended March 31, 2014 there have been no significant changes in our critical accounting policies.

Equity Distribution

Since our incorporation, we have raised capital through private sales of our common equity. As of May 14, 2014, we have issued 75,812,000 shares of our common stock to various shareholders, in exchange for cash.

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

Item 3. Quantitative & Qualitative Disclosures about Market Risks

Not applicable.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our Chief Executive Officer has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer believes that:

  Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

  Our disclosure controls and procedures operate such that important information flows to appropriate collection and disclosure points in a timely manner and are effective to ensure that such information is accumulated and communicated to our management, and made known to our Chief Executive Officer particularly during the period when this Report was prepared, as appropriate to allow timely decisions regarding the required disclosure.

The Company’s Chief Executive Officer has evaluated our disclosure controls and procedures and concluded that these controls and procedures were not effective as of March 31, 2014.

Unremediated Material Weakness

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, which result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The outside contractor prepared the financial statements for our Independent Registered Public Accounting Firm on a cash basis instead of reflecting proper accruals as of March 31, 2014 without the proper recording of accounts payable.

To initially address this material weakness, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation of Material Weakness

To remediate the material weakness in our disclosure controls and procedures identified above, we have done or intend to do the following subsequent to the fiscal quarter ended March 31, 2014. On May 5, 2014, we had communications with our outside contractor on the proper posting of invoices to reflect proper accrual accounting. The process to proper accrual accounting is expected to be complete in the second quarter of 2014.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

 None

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 11, 2014, the Company sold 500,000 shares of its common stock to an investor for a total of $10,000. The proceeds will be used to continue the Company’s business model of developing new products, and commercializing these products.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. MINE SAFETY DISCLOSURES

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

Galenfeha, Inc.

Date: May 14, 2014	By:	/s/ James Ketner
	Name:	James Ketner
President and Director
(Principal Executive Officer, Principal
Financial Officer, Principal Accounting
Officer)