Form 10-Q
period 2014-06-30
Galenfeha, Inc.
filed 2014-08-15
CIK 1574676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to_____________

 Commission File Number 000-55178

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
Yes [   ]     No [X]

As of August 14, 2014, there were 77,812,000 shares of the registrant’s common stock outstanding, each with a par value of $0.001.

TABLE OF CONTENTS
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED June 30, 2014

Galenfeha, Inc.
INDEX TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Galenfeha, Inc.
CONDENSED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$183,123	$73,480
Accounts receivable	8,000	-
Inventory	311,275	-
Prepaid rent	5,100
Due from officer	8,695	8,695
Total current assets	516,193	82,175
FIXED ASSETS, net of $2,768 and
$827 accumulated depreciation	71,775	10,060
OTHER ASSETS	500	250
TOTAL ASSETS	$588,468	$92,485

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$26,532	$5,180
Total liabilities	26,532	5,180

COMMITTMENTS AND
CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock subscribed	-	22,500
Capital stock Authorized: 500,000,000 common shares, $0.001 par value Issued and outstanding shares: 77,812,000 shares at March 31, 2014 and 51,252,000 shares at December 31, 2013	77,812	51,252
Additional paid-in capital	784,988	150,048
Accumulated deficit	(300,864)	(136,495)
Total stockholders’ equity	561,936	87,305
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$588,468	$92,485

See notes to the condensed financial statements.

Galenfeha, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Revenues:	$8,000	$-	$8,000	$-

Cost of Sales	10,041	-	10,041	-

Gross Profit	(2,041)	-	(2,041)	-

Expenses:
General and administrative	78,878	17,614	106,263	18,729
Professional fees	11,838	13,000	31,810	13,000
Engineering research and development	16,350	13,000	22,350	13,000
Depreciation expense	1,668	-	1,940	-
Total expenses	108,734	30,614	162,363	31,729

Loss from continuing operations	(110,775)	(30,614)	(164,404)	(31,729)

Other (expense) income
Interest income	30	7	35	7
Total other (expense)	30	7	35	7

Net loss	$(110,745)	$(30,607)	$(164,369)	$(31,722)

Net (loss) per share basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding, basic and diluted	73,455,516	47,750,681	62,475,315	44,706,059

See notes to the condensed financial statements.

Galenfeha, Inc.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

					Deficit
					Accumulated
			Common		during
	Common Stock		Stock	Additional Paid	Development
	Shares	Amount	Subscribed	in Capital	Stage	Total
Inception March 14, 2013
Common shares issued for cash and assets at $0.001 per share	45,000,000	$45,000	$-	$-	$-	$45,000
Common shares issued for cash at $0.025 per share	6,252,000	6,252	-	150,048	-	156,300
Common shares subscribed	-	-	22,500	-	-	22,500
Loss for the period from inception on March 14, 2013 to December 31, 2013	-	-	-	-	(136,495)	(136,495)
Balance – December 31, 2013	51,252,000	51,252	22,500	150,048	(136,495)	87,305

Common shares issued for cash at $0.020 per share	500,000	500	-	9,500	-	10,000
Issuance of subscribed shares	900,000	900	(22,500)	21,600	-	-
Common shares issued for cash at $0.025 per share	25,160,000	25,160	-	603,840	-	629,000
Net loss – March 31, 2014	-	-	-	-	(164,369)	(164,369)
Balance – March 31, 2014	77,812,000	$77,812	$-	$784,988	$(300,864)	$561,936

See notes to the condensed financial statements.

Galenfeha, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013

OPERATING ACTIVITIES

Net loss	$(164,369)	$(31,722)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,940	275
Changes in Operating Assets and Liabilities:
Increase in accounts receivable	(8,000)	-
Increase in inventory	(311,275)	-
Increase in prepaid expenses and other assets	(5,350)	(250)
Increase in accounts payable and accrued liabilities	21,352	386
Net cash used in operating activities	(465,702)	(31,311)

INVESTING ACTIVITIES

Purchase of fixed assets	(63,655)	(10,887)
Net cash used in financing activities	(63,655)	(10,887)

FINANCING ACTIVITIES

Advance to officer	-	-
Sale of capital stock	639,000	173,800

Net cash provided by financing activities	639,000	173,800

INCREASE IN CASH	109,643	131,602

CASH AT BEGINNING OF PERIOD	73,480	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$183,123	$27,000

SUPPLEMENTAL INFORMATION AND NON- MONETARY TRANSACTIONS

Assets contributed for common stock	$-	$2,500

Cash paid for:

Interest expense	$-	$-

Income taxes	$-	$-

See notes to the condensed financial statements.

Galenfeha, Inc.
Notes to Unaudited Condensed Financial Statements
June 30, 2014

NOTE 1 - NATURE OF BUSINESS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 audited financial statements included in its Form 10-K filed with the Securities and Exchange Commission. The results of operations for the period ended June 30, 2014 and the same period last year are not necessarily indicative of the operating results for the full years.

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period ended June 30, 2014, the Company had no operations. As of June 30, 2014 the Company had not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

REVENUE RECOGNITION

The Company recognizes revenue for sales and billing for freight charges upon delivery of the product to the customer at a fixed and determinable price with a reasonable assurance of collection, passage of title to the customer as indicated by shipping terms and fulfillment of all significant obligations, pursuant to the guidance provided by Accounting Standards Codification (“ASC”) Topic 605. For sales to all customers, including manufacturer representatives, distributors or their third-party customers, these criteria are met at the time product is shipped. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled. In addition, judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers and revenue is not recognized until we have determined that collectability is reasonably assured. The Company estimates customer product returns based on historical return patterns and reduces sales and cost of sales accordingly.

CASH AND CASH EQUIVALENTS

All cash, other than held in escrow, is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents. Cash at June 30, 2014 and December 31, 2013 was $183,123 and $73,480, respectively.

ACCOUNTS RECEIVABLE

Accounts receivable represents the uncollected portion of amounts recorded as revenues. Management performs periodic analyses to evaluate all outstanding accounts receivable to estimate an allowance for doubtful accounts that may not be collectible, based on the best facts available to management. Management considers historical collection patterns, accounts receivable aging trends and specific identification of disputed invoices in its analyses. After all reasonable attempts to collect a receivable have failed, the receivable is directly written off. As of June 30, 2014 and December 31, 2013, the balance of the allowance for doubtful accounts was $0 and $0, respectively.

As of June 30, 2014, accounts receivable from one customer comprised 100% of total accounts receivable for a sale made in June 2014.

INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in, first-out basis (“FIFO”), or market, including direct material costs and direct and indirect manufacturing costs. As of June 30, 2014, no work in process inventory had been assembled and only cost of materials and freight-in are included in raw material inventory.

PROPERTY

Property, plant and equipment is recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years for furniture, fixtures, and equipment. Expenditures for repairs and maintenance are charged to expense as incurred.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs, predominately internal labor costs and costs of materials, are charged to expense when incurred.

SHIPPING AND HANDLING CHARGES

The Company incurs costs related to shipping and handling of its manufactured products. These costs are expensed as incurred as a component of cost of sales. Shipping and handling charges related to the receipt of raw materials are also incurred, which are recorded as a cost of the related inventory.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at June 30, 2014. As of June 30, 2014, the Company had no dilutive potential common shares.

FAIR VALUE ACCOUNTING

As required by the Fair Value Measurements and Disclosures Topic of the FASB ASC, fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The three levels of the fair value hierarchy are described below:

Level 1        Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2        Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3        Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2014, the Financial Accounting Standards Baord ("FASB") issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915), Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, "Consolidation” (“ASU 2014-10”). The amendments in ASU 2014-10 remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from accounting principles generally accepted in the United States of America (“U.S. GAAP”). In addition, the amendments eliminate the requirements for development stage entities to: (i) present inception-to-date information in the statements of income, cash flows, and shareholder equity; (ii) label the financial statements as those of a development stage entity; (iii) disclose a description of the development stage activities in which the entity is engaged; and (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The presentation and disclosure requirements in ASC Topic 915, "Development Stage Entities" are no longer required for interim and annual reporting periods beginning after December 15, 2014. The revised consolidation standards will take effect in annual periods beginning after December 15, 2015, however, early adoption is permitted. The Company has elected to early adopt the provisions of ASU 2014-10 for this unaudited condensed consolidated financial statements.

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

On March 11, 2014, the Company sold 500,000 shares at the fixed price of $10,000 or $0.02 per share to a consultant to the Company.

On April 17, 2013, the company filed with the Securities and Exchange Commission an exemption from registration offering on Form D. In March 31, 2014, the Company issued 900,000 shares that were subscribed in 2013. As of June 30, 2014, the company has sold 26,160,000 shares of our common stock to private investors at a fixed price of $0.025 for total proceeds of $629,000.

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company entered into a lease agreement for office and research facilities in Texas. One lease is for five years at $24,000 per year beginning September 20, 2013. The second lease is for $10,200 per year for 24 months. The lease commitments for the facilities are:

Year
Ended	Amount
2014	$17,100
2015	34,200
2016	27,400
2017	24,000
2018	11,750
$114,450

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 6 – SUBSEQUENT EVENTS

In July 2014, the Company began the manufacturing of its products.

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

The purpose of the company is to offer energy producer’s contractual engineering services and develop alternative power products that will assist these producers in reducing cost and operate more efficiently. To date, operations have been on a limited basis. Since our inception, we have focused on developing the company, research and development, and the commercialization of our new products. Recently we began acquiring inventory for the production of company’s patent pending new battery technology. These batteries provide an environmentally friendly, inherently safe, internally temperature regulated un-interruptible power supply for oil and gas well location monitoring and measurement equipment. By the end of first quarter 2014, these batteries had proven effective in the field, and in April 2014, the company ordered the first material to begin production of these batteries. During the first part of third quarter, the company began manufacturing the larger 120 amp hour batteries. During the first part of third quarter, the company began selling said batteries. The company will begin adding additional products by the end of third quarter, and hope to be manufacturing 40 and 30 amp hour units. The company’s immediate future goals are to reduce operating cost with initial design and manufacturing associated with the startup of production. Some of these goals will be met by larger production runs, more products made in the United States thereby reducing cost of shipping which in turn will help increase profit margins. Management is anticipating profitability by the end of third quarter.

Since the company’s inception, the company has accomplished key milestones outlined in our 2013-2014 statement of work. A majority of the monies spent to date have been for initial financing actives related to creating a public company, developing new products, R&D cost, and purchasing inventor for production. We anticipate that by the end of third quarter 2014, the company will become profitable, and that the initial cost for formation activities will be greatly reduced, and the majority use of capital will be in research and development of new products.

A condensed version of our anticipated 2014 Statement of Work is as follows:

1.	Finalize test results in the field for new battery technology. (3/14) (complete)
2.	Open manufacturing facility offices in Louisiana. (5/14) (complete)
3.	Begin production of our first line of products (6/14)( complete)
4.	Develop new products (7/14-12/14) (on going)
5.	Search for merger acquisitions for Engineering, Oil, and Gas production (ongoing)

Results of Operations for the Three Months ending June 30, 2014

Assets

At June the end of first quarter 2014, we had total assets of $588,468, of which $183,123 was in cash.

Revenues

Revenues for the three months ended June 30, 2014 and 2013 were $8,000 and $0, respectively. Sales commenced in June 2014.

Cost of Revenues

Cost of Revenues for the three months ended June 30, 2014 and 2013 were $10,041.46 and $0, respectively. 2014 costs were cost of materials and manufacturing supplies.

Operating Expense

Total operating expenses for the three months ended June 30, 2014 and 2013 were $108,774 and $30,614, respectively. Expenses increased as the Company incurred engineering and other professional expenses in preparation for the manufacturing of batteries compared to 2013 when the Company had compliance costs and research and development.

Net Loss

Net loss for the three months ended June 30, 2014 and 2013 were $110,775 and $30,607 respectively as the Company had increased expenses in 2014 for research and development and implementing business plan.; in 2013 there were compliance costs and minimal research and development.

Results of Operations for the Six Months ending June 30, 2014

Revenues

Revenues for the six months ended June 30, 2014 and 2013 were $8,000 and $0, respectively. Sales commenced in June 2014.

Cost of Revenues

Cost of Revenues for the six months ended June 30, 2014 and 2013 were $10,041 and $0, respectively. 2014 costs were cost of materials and manufacturing supplies.

Operating Expense

Total operating expenses for the six months ended June 30, 2014 and 2013 were $162,363 and $31,729, respectively. Expenses increased as the Company incurred engineering and other professional expenses in preparation for the manufacturing of batteries compared to 2013 when the Company had compliance costs and research and development.

Net Loss

Net loss for the six months ended June 30, 2014 and 2013 were $164,369 and $31,722 respectively as the Company had increased expenses in 2014 for research and development and implementing business plan.; in 2013 there were compliance costs and minimal research and development.

Liquidity and Capital Resources

At June 30, 2014, we had $183, 123 in cash compared to $73,480 at December 31, 2013. Our current commitments are research and development expenses related to the development of new technologies for energy producers and the administrative support services. We have sufficient cash for short-term operations and have raised funds through the registration statement to continue research and start production.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our Form 10-K filed with the Securities and Exchange Commission on March 27, 2014. During the period ended June 30, 2014 there have several critical accounting policies adopted with the implementation of the business plan.

REVENUE RECOGNITION

The Company recognizes revenue for sales and billing for freight charges upon delivery of the product to the customer at a fixed and determinable price with a reasonable assurance of collection, passage of title to the customer as indicated by shipping terms and fulfillment of all significant obligations, pursuant to the guidance provided by Accounting Standards Codification (“ASC”) Topic 605. For sales to all customers, including manufacturer representatives, distributors or their third-party customers, these criteria are met at the time product is shipped. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled. In addition, judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers and revenue is not recognized until we have determined that collectability is reasonably assured. The Company estimates customer product returns based on historical return patterns and reduces sales and cost of sales accordingly.

ACCOUNTS RECEIVABLE

Accounts receivable represents the uncollected portion of amounts recorded as revenues. Management performs periodic analyses to evaluate all outstanding accounts receivable to estimate an allowance for doubtful accounts that may not be collectible, based on the best facts available to management. Management considers historical collection patterns, accounts receivable aging trends and specific identification of disputed invoices in its analyses. After all reasonable attempts to collect a receivable have failed, the receivable is directly written off.

INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in, first-out basis (“FIFO”), or market, including direct material costs and direct and indirect manufacturing costs.

PROPERTY

Property, plant and equipment is recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years for furniture, fixtures, and equipment. Expenditures for repairs and maintenance are charged to expense as incurred.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs, predominately internal labor costs and costs of materials, are charged to expense when incurred.

SHIPPING AND HANDLING CHARGES

The Company incurs costs related to shipping and handling of its manufactured products. These costs are expensed as incurred as a component of cost of sales. Shipping and handling charges related to the receipt of raw materials are also incurred, which are recorded as a cost of the related inventory.

Equity Distribution

Since our incorporation, we have raised capital through private sales of our common equity. As of August 14, 2014, we have issued 77,812,000 shares of our common stock to various shareholders, in exchange for cash.

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

The Company’s Chief Executive Officer has evaluated our disclosure controls and procedures and concluded that these controls and procedures were not effective as of June 30, 2014.

Unremediated Material Weakness

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, which result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The outside contractor prepared the financial statements for our Independent Registered Public Accounting Firm on a basis not in accordance with GAAP as of June 30, 2014 without the proper recording of inventory and stock sales.

To initially address this material weakness, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation of Material Weakness

To remediate the material weakness in our disclosure controls and procedures identified above, we have done or intend to do the following subsequent to the fiscal quarter ended June 30, 2014. Subsequent to filing the financial statements, we had communications with our outside contractor on the proper posting of accounts in accordance with GAAP. The process to proper accrual accounting is expected to be complete in the third quarter of 2014.

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

Item 4. MINE SAFETY DISCLOSURES

Not applicable

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

Galenfeha, Inc.

Date: August 14, 2014	By:	/s/ James Ketner
	Name:	James Ketner
President and Director
(Principal Executive Officer, Principal
Financial Officer, Principal Accounting
Officer)