Form 10-Q/A
period 2014-06-30
Galenfeha, Inc.
filed 2014-08-20
CIK 1574676

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

EXPLANATORY NOTE

The purpose of this Amendment No.1 (the "Amendment") to the Galenfeha, Inc. (the "Company") quarterly report on Form 10-Q for the period ended June 30, 2014, originally filed with the U.S. Securities and Exchange Commission on August 15, 2014 (the "Form 10-Q"), is solely to revise the professional fees accidentally duplicated when the new lines were added. Depreciation had not been broken out in the prior year due to immateriality, they have been broken out on this revision.

No other changes have been made in this Amendment to the Form 10-Q. This Amendment speaks as of the original date of the Form 10-Q and does not reflect events that may have occurred subsequent to the original filing date.

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

Galenfeha, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Revenues:	$8,000	$-	$8,000	$-

Cost of Sales	10,041	-	10,041	-

Gross Profit	(2,041)	-	(2,041)	-

Expenses:
General and administrative	78,878	17,339	106,263	18,454
Professional fees	11,838	13,000	31,810	13,000
Engineering research and development	16,350	-	22,350	-
Depreciation expense	1,668	275	1,940	275
Total expenses	108,734	30,614	162,363	31,729

Loss from continuing operations	(110,775)	(30,614)	(164,404)	(31,729)

Other (expense) income
Interest income	30	7	35	7
Total other (expense)	30	7	35	7

Net loss	$(110,745)	$(30,607)	$(164,369)	$(31,722)

Net (loss) per share basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding, basic and diluted	73,455,516	47,750,681	62,475,315	44,706,059

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915), Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, “Consolidation” (“ASU 2014-10”). The amendments in ASU 2014-10 remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from accounting principles generally accepted in the United States of America (“U.S. GAAP”). In addition, the amendments eliminate the requirements for development stage entities to: (i) present inception-to-date information in the statements of income, cash flows, and shareholder equity; (ii) label the financial statements as those of a development stage entity; (iii) disclose a description of the development stage activities in which the entity is engaged; and (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The presentation and disclosure requirements in ASC Topic 915, "Development Stage Entities" are no longer required for interim and annual reporting periods beginning after December 15, 2014. The revised consolidation standards will take effect in annual periods beginning after December 15, 2015, however, early adoption is permitted. The Company has elected to early adopt the provisions of ASU 2014-10 for this unaudited condensed consolidated financial statements.

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

Galenfeha, Inc.

Date: August 20, 2014	By:	/s/ James Ketner
	Name:	James Ketner
President and Director
(Principal Executive Officer, Principal
Financial Officer, Principal Accounting
Officer)