Form 10-Q
period 2014-09-30
Galenfeha, Inc.
filed 2014-11-14
CIK 1574676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014 or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to ____________

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

Yes [   ]                                   No [X]

As of November 14, 2014, there were 77,812,000 shares of the registrant’s common stock outstanding, each with a par value of $0.001.

TABLE OF CONTENTS
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED September 30, 2014

PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

Condensed Financial Statements Table of Contents	F-1

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3
ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. - CONTROLS AND PROCEDURES	4
4

PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS	5
ITEM 1A. - RISK FACTORS	5
ITEM 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	5
ITEM 3. - DEFAULTS UPON SENIOR SECURITIES	5
ITEM 4. - MINE SAFETY DISCLOSURES	5
ITEM 5. - OTHER INFORMATION	5
ITEM 6. - EXHIBITS	5

SIGNATURES	5

Galenfeha, Inc.
INDEX TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Galenfeha, Inc.
CONDENSED BALANCE SHEETS

	September 30,	December 31, 2013
	2014
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$134,752	$73,480
Accounts receivable	27,500	-
Inventory	231,508	-
Prepaid rent	2,550	-
Due from officer	8,695	8,695
Total current assets	405,005	82,175
FIXED ASSETS, net of $4,431 and $827 accumulated depreciation	82,444	10,060
OTHER ASSETS	500	250
TOTAL ASSETS	$487,949	$92,485

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$37,603	$5,180
Total liabilities	37,603	5,180

COMMITTMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock subscribed	-	22,500
Capital stock
Authorized: 500,000,000 common shares, $0.001 par value
Issued and outstanding shares:
77,812,000 shares at September 30, 2014 and 51,252,000 shares at December 31, 2013	77,812	51,252
Additional paid-in capital	784,988	150,048
Accumulated deficit	(412,454)	(136,495)
Total stockholders’ equity	450,346	87,305
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$487,949	$92,485

See notes to the condensed financial statements.

Galenfeha, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Three	For the Nine	Inception March 14,
	Months Ended	Months Ended	Months Ended	2013 to
	Sept. 30, 2014	Sept. 30, 2013	Sept. 30, 2014	Sept. 30, 2013

Revenues:	$156,500	$-	$164,500	$-

Cost of Sales	102,030	-	112,071	-

Gross Profit	54,470	-	52,429	-

Expenses:
General and administrative	65,067	33,531	132,626	51,983
Payroll expenses	93,586	-	132,290	-
Professional fees	5,732	2,979	37,542	15,979
Engineering research and development	-	12262	22,350	12,262
Depreciation expense	1,663	275	3,604	552
Total expenses	166,048	49,047	328,412	80,776

Loss from continuing operations	(111,578)	(49,047)	(275,983)	(80,776)

Other (expense) income
Interest income	10	16	46	23
Interest expense	(22)	-	(22)	-
Total other (expense)	(12)	16	24	23

Net loss	$(111,590)	$(49,031)	$(275,959)	$(80,753)

Net (loss) per share basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding, basic and diluted	77,812,000	50,699,826	67,643,722	47,563,192

See notes to the condensed financial statements.

Galenfeha, Inc.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Common	Additional Paid	Deficit
			Stock	in Capital	Accumulated
			Subscribed		during
					Development
					Stage
	Shares	Amount				Total
Inception March 14, 2013
Common shares issued for cash and assets at $0.001 per share	45,000,000	$45,000	$-	$-	$-	$45,000
Common shares issued for cash at $0.025 per share	6,252,000	6,252	-	150,048	-	156,300
Common shares subscribed	-	-	22,500	-	-	22,500
Loss for the period from inception on March 14, 2013 to December 31, 2013	-	-	-	-	(136,495)	(136,495)
Balance – December 31, 2013	51,252,000	51,252	22,500	150,048	(136,495)	87,305

Common shares issued for cash at $0.020 per share	500,000	500	-	9,500	-	10,000
Issuance of subscribed shares	900,000	900	(22,500)	21,600	-	-
Common shares issued for cash at $0.025 per share	25,160,000	25,160	-	603,840	-	629,000
Net loss – September 30, 2014	-	-	-	-	(275,959)	(275,959)
Balance – September 30, 2014	77,812,000	$77,812	$-	$784,988	$(412,454)	$450,346

See notes to the condensed financial statements.

Galenfeha, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months	Inception March 14,
	Ended	2013 to
	Sept.30, 2014	Sept. 30, 2013

OPERATING ACTIVITIES

Net loss	$(275,959)	$(80,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,604	552
Changes in Operating Assets and Liabilities:
Increase in accounts receivable	(27,500)	-
Increase in inventory	(231,508)	-
Increase in prepaid expenses and other assets	(2,800)	(250)
Increase in accounts payable and accrued liabilities	32,423	8,000
Net cash used in operating activities	(501,740)	(72,451)

INVESTING ACTIVITIES

Purchase of fixed assets	(75,988)	(8,387)
Net cash used in financing activities	(75,988)	(8,387)

FINANCING ACTIVITIES
Advance to officer	-	(8,695)
Sale of capital stock	639,000	198,800

Net cash provided by financing activities	639,000	190,105

INCREASE IN CASH	61,272	109,267

CASH AT BEGINNING OF PERIOD	73,480	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$134,752	$109,267

SUPPLEMENTAL INFORMATION AND NON- MONETARY TRANSACTIONS

Assets contributed for common stock	$-	$2,500
Cash paid for:
Interest expense	$22	$-
Income taxes	$-	$-

See notes to the condensed financial statements.

Galenfeha, Inc.
Notes to Unaudited Condensed Financial Statements
September 30, 2014

NOTE 1 - NATURE OF BUSINESS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 audited financial statements included in its Form 10-K filed with the Securities and Exchange Commission. The results of operations for the period ended September 30, 2014 and the same period last year are not necessarily indicative of the operating results for the full years.

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period ended September 30, 2014, the Company had limited operations and had not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

REVENUE RECOGNITION

The Company recognizes revenue for sales and billing for freight charges upon delivery of the product to the customer at a fixed and determinable price with a reasonable assurance of collection, passage of title to the customer as indicated by shipping terms and fulfillment of all significant obligations, pursuant to the guidance provided by Accounting Standards Codification (“ASC”) Topic 605. For sales to all customers, including manufacturer representatives, distributors or their third-party customers, these criteria are met at the time product is shipped. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled. In addition, judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers and revenue is not recognized until we have determined that collectability is reasonably assured. The Company estimates customer product returns based on historical return patterns and reduces sales and cost of sales accordingly. As of September 30, 2014, 100% of sales were to a single customer.

CASH AND CASH EQUIVALENTS

All cash, other than held in escrow, is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents. Cash at September 30, 2014 and December 31, 2013 was $134,752 and $73,480, respectively.

ACCOUNTS RECEIVABLE

Accounts receivable represents the uncollected portion of amounts recorded as revenues. Management performs periodic analyses to evaluate all outstanding accounts receivable to estimate an allowance for doubtful accounts that may not be collectible, based on the best facts available to management. Management considers historical collection patterns, accounts receivable aging trends and specific identification of disputed invoices in its analyses. After all reasonable attempts to collect a receivable have failed, the receivable is directly written off. As of September 30, 2014 and December 31, 2013, the balance of the allowance for doubtful accounts was $0 and $0, respectively.

As of September 30, 2014, accounts receivable from one customer comprised 100% of total accounts receivable for a sales made in the quarter ended September 30, 2014.

INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in, first-out basis (“FIFO”), or market, including direct material costs and direct and indirect manufacturing costs. As of September 30, 2014, all work in process inventory assembled had been sold and only cost of materials and freight-in are included in raw material inventory.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at September 30, 2014. As of September 30, 2014, the Company had no dilutive potential common shares.

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

On March 11, 2014, the Company sold 500,000 shares at the fixed price of $0.02 to an employee of the Company for $10,000.

On April 17, 2013, the Company filed with the Securities and Exchange Commission an exemption from registration offering on Form D. The offering was closed on April 17, 2014. During this private offering, the Company issued 32,312,000 shares that were subscribed in the one year period at a fixed price of $.025 per share for total proceeds of $807,800.

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company entered into a lease agreement for office and research facilities in Texas. One lease is for five years at $24,000 per year beginning September 20, 2013. The second lease is for $10,200 per year for 24 months beginning in June 2014. The lease commitments for the facilities are:

Year
Ended	Amount
2014	$8,550
2015	34,200
2016	27,400
2017	24,000
2018	11,750
$105,900

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

The purpose of the Company is to offer energy producer’s contractual engineering services, and develop alternative power products that will assist these producers in reducing cost and operating more efficiently. To date, operations have been on a limited basis, mostly on acquiring inventory for the production of Company’s patent pending new battery technology with battery sales to a single customer. These batteries provide an environmentally friendly, inherently safe, internally temperature regulated un-interruptible power supply for oil and gas well location monitoring and measurement equipment. By the end of first quarter 2014, these batteries had proven effective in the field, and in April 2014, the Company ordered the first material to begin production of these batteries. During the first part of the third quarter, the Company began manufacturing the larger 120 amp hour batteries. During the middle of the third quarter, the Company began selling said batteries. The Company will begin adding additional products beginning fourth quarter, and will be manufacturing 30 amp hour units. The Company’s immediate future goals are to reduce operating cost associated with the initial design and manufacturing associated with the startup of production. Some of these goals will be met by larger production runs, more products made in the United States thereby reducing cost of shipping which in turn will offset cost made outside of the U.S. During Second and Third Quarter 2014, the Company has been developing a private label, unique, user interface driven, real-time battery state of charge and asset tracking system that is internally integrated within the Company’s line of LiFePO4 battery systems. The system communicates the current battery performance, and operates as a Cloud driven database to collect and collate individual client information and uses unique ESN numeric identifiers to reference each client’s specific asset performance and inventory. The system then utilizes a combination of CDMA technologies coupled with satellite geo-location referencing to accurately monitor and track the battery system in the event of theft. This feature functioning as an integrated component within the battery product was a specific engineering request from several of the Company’s oil and gas clients.

On November 10, 2014, the system was successfully field tested when a battery with the asset tracking system was stolen from a natural gas location in East Texas. This event allowed for the immediate alert of local authorities and provided detailed directions to the perpetrator’s home where he was arrested without incident and the asset was recovered. The Company is investigating providing this technology to U.S. Military applications.

Since the Company’s inception, the Company has accomplished key milestones outlined in our 2013-2014 statement of work. A majority of the monies spent to date have been for initial financing actives related to creating a public company, developing new products, and R&D cost. We anticipate that in 2015, the Company will become profitable, and that the initial cost for formation activities will be greatly reduced, and the majority use of capital will be in purchasing inventory for production, and the research and development of new products.

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

3

Results of Operations for the Three Months ending September 30, 2014

Revenues

Revenues for the three months ended September 30, 2014 and 2013 were $156,500 and $0, respectively. Sales commenced in June 2014.

Cost of Revenues

Cost of Revenues for the three months ended September 30, 2014 and 2013 were $102,030 and $0, respectively. 2014 costs were cost of materials and manufacturing supplies.

Operating Expense

Total operating expenses for the three months ended September 30, 2014 and 2013 were $166,048 and $49,047, respectively. Expenses increased as the Company incurred engineering and other professional expenses in preparation for the manufacturing of batteries compared to 2013 when the Company had compliance costs and research and development.

Net Loss

Net loss for the three months ended September 30, 2014 and 2013 were $111,590 and $49,031 respectively as the Company had increased expenses in 2014 for research and development and implementing business plan.; in 2013 there were compliance costs and minimal research and development.

Results of Operations for the Nine Months ending September 30, 2014

Revenues

Revenues for the nine months ended September 30, 2014 and 2013 were $164,500 and $0, respectively. Sales commenced in June 2014.

Cost of Revenues

Cost of Revenues for the nine months ended September 30, 2014 and 2013 were $112,071 and $0, respectively. 2014 costs were cost of materials and manufacturing supplies.

Operating Expense

Total operating expenses for the nine months ended September 30, 2014 and 2013 were $328,412 and $80,776, respectively. Expenses increased as the Company incurred engineering and other professional expenses in preparation for the manufacturing of batteries compared to 2013 when the Company had compliance costs and research and development.

Net Loss

Net loss for the nine months ended September 30, 2014 and 2013 were $275,959 and $80,753 respectively as the Company had increased expenses in 2014 for research and development and implementing business plan.; in 2013 there were compliance costs and minimal research and development.

Liquidity and Capital Resources

At September 30, 2014, we had $134,752 in cash compared to $73,480 at December 31, 2013. Our current commitments are research and development expenses related to the development of new technologies for energy producers and the administrative support services. We have sufficient cash for short-term operations and have raised funds through the registration statement to continue research and start production.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our Form 10-K filed with the Securities and Exchange Commission on March 27, 2014. During the period ended September 30, 2014 there have several critical accounting policies adopted with the implementation of the business plan.

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

4

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

Equity Distribution

Since our incorporation, we have raised capital through private sales of our common equity. As of November 12, 2014, we have issued 77,812,000 shares of our common stock to various shareholders, in exchange for cash.

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

The Company’s Chief Executive Officer has evaluated our disclosure controls and procedures and concluded that these controls and procedures were not effective as of September 30, 2014.

Unremediated Material Weakness

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, which result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

We converted from an outside contractor to in-house for the preparation of the financial statements for our Independent Registered Public Accounting Firm. The internal statements had not been prepared on a basis in accordance with GAAP as of September 30, 2014 without the proper recording of accruals, inventory and stock sales.

To initially address this material weakness, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation of Material Weakness

To remediate the material weakness in our disclosure controls and procedures identified above, we have done or intend to do the following subsequent to the fiscal quarter ended September 30, 2014. We have brought the accounting and preparation of the financial statements in-house. The accruals, inventory and other accounting items are being corrected with the implementation of the new accounting processes. With the transition from the outside contractor the process to proper accrual accounting is expected to be complete in the before the end of 2014.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 17, 2013, the Company filed with the Securities and Exchange Commission an exemption from registration offering on Form D. The offering was closed on April 17, 2014. During this private offering, the Company issued 32,312,000 shares that were subscribed in the one year period at a fixed price of $.025 per share for total proceeds of $807,800.

On March 11, 2014, the Company sold 500,000 shares at the fixed price of $0.02 to an employee of the Company for $10,000.

We claim reliance on Section 4(a)(2) of the Securities Act for an exemption from registration of the shares. All investors have received a Private Placement Memorandum and had a previous existing relationship with our Directors with persons who had previously purchased shares in the offering made by the Private Placement Memorandum, were apprised of all the risks, and signed a share purchase agreement acknowledging they had reviewed the Private Placement Memorandum and were aware of the risk involved with their investment. No broker, dealer or finder or person other than our directors and officers were involved in making offers and sales of the Registrant's securities and no person received any compensation in connection with the sale of the shares. No form of advertising was used to solicit purchasers. We assert that the offer and sale of the shares did not involve a public offering. Each purchaser represented that he, she or it purchased with investment intent and was informed that the shares were "restricted securities" as defined in Rule 144 under the Securities Act. Certificates representing the shares, when issued, have contained a restrictive legend as recommended by Regulation D under the Securities Act advising that the shares cannot be resold without registration under the Securities Act or an opinion of counsel that an exemption from registration is available.

Item 3. DEFAULTS UPON SENIOR SECURITIES

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

Galenfeha, Inc.

Date: November 14, 2014	By:	/s/ James Ketner
	Name:	James Ketner
President and Director
(Principal Executive Officer, Principal
Financial Officer, Principal Accounting Officer)