Form 10-K
period 2014-12-31
Galenfeha, Inc.
filed 2015-04-16
CIK 1574676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUAND TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

000-55178
(Commission File Number)

Galenfeha, Inc.
(Exact name of registrant as specified in its charter)

Nevada	46-2283393
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

420 Throckmorton Street, Suite 200
Ft. Worth, Texas 76102
(Address of principal executive offices)

 (800) 280-2404
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act.
Yes [  ]     No [X]

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [  ]     No [X]

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
Yes [  ]      No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]

Non-Accelerated Filer	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]     No [X]

No public market for the registrant’s common stock existed on the last business day of the most recently completed second fiscal quarter and therefore no market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2014 can be established.

At March 31, 2015, there were 77,812,000 shares of the registrant’s common stock outstanding, all of one class.

TABLE OF CONTENTS
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

USE OF PRONOUNS AND OTHER WORDS

The pronouns “we”, “us”, “our” and the equivalent used in this annual report mean Galenfeha, Inc. In the notes to our financial statements, the “Company” means Galenfeha, Inc. The pronoun “you” means the reader of this annual report.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although our management believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation that our objectives and plans will be achieved

PART I

ITEM 1 – DESCRIPTION OF BUSINESS

We were incorporated on March 14, 2013 in Nevada. Our corporate office is located at 420 Throckmorton Street, Suite 200, Ft. Worth Texas 76102, and our telephone numbers at that address are 1-800-280-2404 and 1-817-945-6448. Our website is www.galenfeha.com. James Ketner is our founder.

We are an engineering, product development, and manufacturing company providing innovative solutions for oil and natural gas production, as well as stored energy products across multiple industries. We provide these products and services through our Stored Energy and Oil and Gas division.

Stored Energy

Our patent pending battery systems offer one of the most powerful, environmentally friendly solutions in the market. These batteries have onboard computers, are inherently safe, internally temperature regulated, have optional GPS monitoring capabilities, offer significant weight reduction, and are engineered specifically for each type of application. Our patent pending technology provides some of the following benefits:

•	100% “green” chemistry
•	RoHS compliant – Restriction of Hazardous Substances (i.e. lead, heavy metals)
•	Contains no lead, heavy metals, or sulfuric acid
•	Active short circuit protection control
•	Over-charge protection
•	Not subject to thermal runaway
•	Completely dry internally
•	Over discharge protection
•	Independent charge and discharge ports to provide purity of current and voltage to sensitive measuring and communications equipment and improve data latency
•	On-board ambient temperature control system to not only combat but self-insulate in inherently cold environmental conditions
•	Eliminates the need for interface devices to control solar panel voltage secondary to the BMS (Battery Management System) automatically analyzing and self-correcting for the chemistry in use.
•	Raising the value to the client by increasing the charge/discharge capacitance threshold by up to ten fold
•	Reducing the overall weight of the battery by up to 50% to reduce the potential for work related injury
•	Will go into a pre-programmed “sleep mode” when not in use and still retain over 90% of the battery’s capacity in a calendar year.

We believe our customers value the reliability, portability, ambient condition durability, easy installation and low environmental impact of these products. Businesses that have instituted our product line have benefited from the elimination of hazardous lead-acid deep cycle marine batteries as well as the reduction in the implementation; maintenance, replacement equipment and man-hour costs associated with the traditional lead acid battery combinations. We believe that these factors will allow us to continually penetrate the alternative power market with a much quicker return on investment for our customers

Oil and Gas Production

We believe our Galenfeha chemical injection pumps are an industry leader in efficiency and accuracy for oil and natural gas production. These pumps merge the perceived benefits of a hybrid, electric over pneumatic system. We believe the combination of the two parameter control systems represents a measurable shift in efficiency, reliability, cost management, and profitability to individual well locations as well as entire production fields. The combined technologies have demonstrated increased chemical injection accuracy, reducing chemical contamination in the production process while controlling cost and waste.

The pneumatic based system easily services the very high-pressure environment of many of today’s oil and gas locations. The electric rate control brings a new level of precision of these high pressure environments, again reducing contaminate to the production process by high accuracy fluid volume control management.

ITEM 1A – RISK FACTORS

An investment in us comes with an extremely high risk that you could lose your entire investment. Our independent registered public accountant has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern. We have a limited history of operations, and have just recently commercialized our products. There can be no guarantee that our products and services can be sold in volume enough to support our operations. There can be no guarantee that our volume of sales can support our operations.

Risks Related to our Business

We are a recently organized company and have limited operations in our business.

We were incorporated on March 14, 2013 and to date have limited operations. We have secured limited engineering contracts and have assembled limited real or intangible property rights. Accordingly, we have no way to evaluate the likelihood that our business will be successful. We have earned very limited revenues in fiscal 2014. Potential investors should be aware of the difficulties normally encountered by a new and developing company and the high rate of failure for such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the operations that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to the market acceptance of our services and new products, and additional costs and expenses that may exceed current estimates. We are currently providing limited engineering services to clients, and have developed only a few new products that we are currently producing and selling. We recognize that if the effectiveness of our business plan is not forthcoming, we will not be able to continue business operations. There is a limited operating history upon which to base any assumption as to the likelihood that we will be successful and there is significant doubt that we will generate enough operating revenues to achieve profitability. If we are unsuccessful in overcoming these risks, our business will most likely fail.

We have incurred net losses since our inception.

We have not been profitable since our inception. Since our inception on March 14, 2013 through December 31, 2014, we had a net loss of $610,518. Since our inception, we have generated limited revenues from operations. There is a substantial risk that we may never generate enough revenues to become profitable, and we might have to discontinue operations, in which you could lose your entire investment.

We may not be able to continue as a going concern if we do not execute our business plan or obtain additional financing in the future if necessary.

Our independent accountant’s audit report included on this 10K filed with the SEC states that there is substantial doubt about our ability to continue as a going concern. We have incurred only losses since our inception raising substantial doubt about our ability to continue as a going concern. Therefore, our ability to continue as a going concern is highly dependent upon us executing our business plan in the planned amount of time allotted or obtaining additional financing for our planned operations if necessary. There can be no assurance that we will be able to raise any additional funds, or if we are able to raise additional funds, that such funds will be in the amounts required or on terms favorable to us. Currently, our plan for raising additional funds is through additional sales of common stock, which will have a dilutive effect on current shareholders as discussed in “Risks Related to Our Capital Stock”.

Our competition is intense in all phases of our business.

Stored energy products have been historically dominated by conventional methods such as solar panels and lead-acid batteries. We are developing new technologies that do not currently exist, and we believe this new technology should give us a competitive edge due to the simplicity of the design and implementation, reduction in equipment costs, as well as creating a cleaner, more reliable alternative stored power source. Our competitors in these sectors are more experienced, have vastly greater financial and management resources, and have more established relations with customers than we do. These and other competitors are likely to have distribution channels for their products that we do not, which places us at a significant disadvantage. A failure to achieve market acceptance could have a material adverse effect on our business, financial conditions, and the results of our operations.

We could lose or fail to attract the personnel necessary to run our business.

Our success depends, to a large extent, on our ability to attract and retain key management and personnel. James Ketner, our President and Chief Executive Officer, and LaNell Armour, our Secretary and Treasurer, will be devoting all of their efforts to the success of Galenfeha. As we develop additional capabilities and expand the scope of our business, we will require additional skilled personnel. Recruiting experienced personnel for the engineering, oil, and natural gas industry is highly competitive. We may not be able to attract and retain qualified executive, managerial, and technical personnel needed for our business. Our failure to attract or retain qualified personnel could delay or result in our inability to complete our business plan.

We could have unanticipated requirements for, and there is an uncertainty of, access to additional capital.

Although we believe we have sufficient capital for the next 12 months, and this capital is sufficient for us to execute our business model, there could be unforeseen expenses that would make it necessary to raise additional capital. There can be no assurance that we will be able to obtain additional financing, and our failure to obtain such additional financing could result in the delay or indefinite postponement of further operations, which would have a material adverse effect on our business. Currently, our only plan for raising additional funds is by our directors and officers making additional equity purchases from from or loans to us, as well as additional private placements to known individuals with whom we have long term relationships, either of which might be unsuccessful.

We have limited cash flow from operations and have depended on equity financing for our current operations.

Our current operations have been financed through sales of our common stock. Although we believe we have sufficient capital available to execute our business plans over the course of the next 12 months, there is no guarantee that we will not incur unanticipated costs related to the execution of our business model, and we may be involved with additional sales of our common stock through private placements to raise additional capital, which in turn would have a dilutive effect on our shareholders.

We have a limited operating history.

We were incorporated on March 14, 2013 and we have realized very limited revenues through fiscal 2014. . We have little operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to market our engineering services, develop our products, attract customers, and generate revenues through our sales; there can be no guarantee that we will be successful in the execution of our business model.

Our operating results may prove unpredictable.

Our operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which we have no control. Factors that may cause our operating results to fluctuate significantly include: the level of commercial acceptance by customers of our services and products; fluctuations in the demands of our services and products; the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations, infrastructure, and general economic conditions. If realized, any of these factors could have a material effect on our business, financial condition, and operating results, which could result in the complete loss of your investment.

We may not be able to source niche product and gain any significant market acceptance.

Our growth strategy is substantially dependent upon our ability to provide custom engineering services and develop new products that do not currently exist, then manufacture, as well as market, those services and products successfully to prospective clients. However, our niche products and engineering services may not achieve significant acceptance. Such acceptance, if achieved, may not be sustained for any significant period of time. A failure to achieve market acceptance could have a material adverse effect on our business, financial conditions, and results of our operations. As of the date of this annual report, we have only one distributor.

Voting control by our management means it is unlikely you and other stockholders will be able to elect our directors and you will have little influence over our management.

Our directors and officers own a total of 43,880,314 shares, or fifty-six percent, of our issued and outstanding common stock. Assuming they sell all of the shares of our common stock they have registered for sale in other registration statements, they will own 41,232,314 shares, or fifty-four percent of our issued and outstanding common stock. Each issued and outstanding share of common stock is entitled to one vote on each nominee for a directorship and on other matters presented to stockholders for approval. Our Articles of Incorporation do not authorize cumulative voting for the election of directors. Any person or group who controls or can obtain more than fifty percent of the votes cast for the election of each director, as our management can do now, will control the election of all directors and other stockholders will not be able to elect any directors or exert any influence over management decisions. Removal of a director for any reason requires a majority vote of our issued and outstanding shares of common stock.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting which, in turn, could harm our business and the trading price of our common stock.

We are subject to reporting obligations under the U.S. securities laws. The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of the company’s internal controls over financial reporting. In addition, an independent registered public accounting firm must attest to, and report on, management’s assessment of the effectiveness of the company’s internal controls over financial reporting. Our management may conclude that our internal controls over our financial reporting are not effective. Moreover, even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may still decline to attest to our management’s assessment or may issue a report that is qualified if they are not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. Our reporting obligations as a public company will place a significant strain on our management, operational, and financial resources and systems for the foreseeable future. If we fail to timely achieve and maintain the adequacy of our internal controls, we may not be able to conclude that we have effective internal controls over financial reporting at a reasonable assurance level. Moreover, effective internal controls over financial reporting are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our common stock. Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act. As of the date of this annual report we do not have an estimate of the costs of compliance with the Act.

We have not yet begun preparing for compliance with Section 404, but we are aware we must do so by strengthening, assessing, and testing our system of internal controls to provide the basis for our report. The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention. We cannot be certain that these measures will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, as we grow our business, our internal controls will become more complex and will require significantly more resources to ensure our internal controls overall remain effective. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market's confidence in our financial statements and harm our stock price.

RISKS RELATED TO OUR CAPITAL STOCK

We are an emerging growth company within the meaning of the Securities Act, and if we decide to take advantage of certain exemptions from various reporting requirements applicable to emerging growth companies, our common stock could be less attractive to investors.

We are an "emerging growth company," as defined in the Jumpstart Our Business Startups (JOBS) Act. For as long as we continue to be an emerging growth company, we are eligible to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although we could lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

You will experience dilution of your ownership interest because of the future issuance of additional shares of our common stock.

In the future, we may issue our authorized but previously un-issued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 500,000,000 shares of capital stock consisting of 500,000,000 shares of common stock, par value $0.001 per share.

We may also issue additional shares of our common stock or other securities that are convertible into, or exercisable for, common stock in connection with hiring or retaining employees or consultants, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock or other securities may create downward pressure on the trading price of our common stock. There can be no assurance that we will not be required to issue additional shares, warrants, or other convertible securities in the future in conjunction with hiring or retaining employees or consultants, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes, including at a price (or exercise prices) below the price at which shares of our common stock will be quoted on the OTCBB.

Our common stock is considered a penny stock, which may be subject to restrictions on marketability, so you may not be able to sell your shares.

Our common stock is currently, and in the near future will likely continue to be, considered a “penny stock”. As such, our common stock is subject to the penny stock rules as adopted by the SEC that require brokers to provide extensive disclosure to their customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our shareholders to sell their securities. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

There is no assurance that a public market of our common stock will develop, therefore, you may be unable to liquidate your investment in our stock.

There is a limited historic public trading market for our common stock. Although our stock currently trades on the OTCBB exchange, there can be no assurance that an orderly liquid market will develop, and if developed, will be sustained. In the absence of a liquid trading market, an investor may be unable to liquidate their investment.

Investing in our common stock is a highly speculative investment.

A purchase of the offered shares is highly speculative and involves significant risks. Our shares should not be purchased by any person who cannot afford the total loss of their entire investment. Our shareholders may be unable to realize a substantial return on their purchase of the offered shares, or any return whatsoever, and may lose their entire investment. For this reason, each prospective purchaser should read this annual report and other reports we file, and all of its exhibits, carefully and consult with their attorney, business and/or investment advisor.

Anti-takeover rules of certain provisions of the Nevada state law may hinder a potential takeover.

The Nevada Business Corporation Law contains a provision governing “Acquisition of Controlling Interest”. This law provides generally that any person or entity that acquires 20% or more of the outstanding voting shares of a publicly-held Nevada corporation in the secondary public or private market may be denied voting rights with respect to the acquired shares, unless a majority of the disinterested stockholders of the corporation elects to restore such voting rights in whole or in part. The control share acquisition act provides that a person or entity acquires “control shares” whenever it acquires shares that, but for the operation of the control share acquisition act, would bring its voting power within any of the following three ranges: (1) 20 to 33 1/3%, (2) 33 1/3 to 50%, (3) more than 50%. A “control share acquisition” is generally defined as the direct or indirect acquisition of either ownership or voting power associated with issued and outstanding control shares. The stockholders or board of directors of a corporation may elect to exempt the stock of the corporation from the provisions of the control share acquisition act through adoption of a provision to that effect in the Articles of Incorporation or Bylaws of the corporation. Our Articles of Incorporation and Bylaws do not exempt our common stock from the control share acquisition act. The control share acquisition act is applicable only to shares of “Issuing Corporations” as defined by the act. An Issuing Corporation is a Nevada corporation, which (1) has 200 or more stockholders, with at least 100 of such stockholders being both stockholders of record and residents of Nevada; or (2) does business in Nevada directly or through an affiliated corporation. At this time, we do not have 100 stockholders of record in the state of Nevada. Therefore, the provisions of the control share acquisition act do not apply to acquisitions of our shares and will not until such time as these requirements have been met. At such time as they may apply to us, the provisions of the control share acquisitions act may discourage companies or persons interested in acquiring a significant interest in or control of Galenfeha, regardless of whether such acquisition may be in the interest of our stockholders.

ITEM 1B – UNRESOLVED STAFF COMMENTS

We have no unresolved comments with the staff at the commission.

ITEM 2 – DESCRIPTION OF PROPERTIES

We do not own any real property. We lease 3,750 square feet of warehouse/general office space in Shreveport, Louisiana, under a non-cancelable operating lease with an unrelated third party which expires November 1, 2016. Rental expense for the year ended December 31, 2014 was $5,200 with monthly payments of $2,600. We lease an additional 1,250 square feet of warehouse/general office space in Shreveport, Louisiana through a non-cancelable operating lease with an unrelated third party which expires May 1, 2016. Rental expense for the year ended December 31, 2014 was $6,800. We leased 1,656 square feet of office space in Bedford, Texas with an unrelated third party through December 31, 2014. Rental expense for the year ended December 31, 2014 was $21,000. This lease was terminated at year end with a final payment of $14,000. We lease our headquarters office space in Ft. Worth, Texas through a non-cancelable operating lease with an unrelated third party which expires December 31, 2015. Rent payments totaling $99 per month commence on January 1, 2015.

ITEM 3 – LEGAL PROCEEDINGS

We are not engaged in any legal or administrative proceeding and believe none are threatened against us.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5 – MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our stock is quoted on the OTCBB inter-dealer quotation system under the ticker symbol GLFH. Beginning September 26, 2014 the low and high bid prices for our common stock for the quarter ended September 30, 2014 were $0.50 and $0.35. The low and high bid prices for our common stock for the quarter ended December 31, 2014 were $4.00 and $0.30. The high and low bid prices for our common stock on March 31, 2015 as quoted on the OTC Bulletin Board, was approximately $0.29 and $0.30. This information has been obtained from http://finra-markets.morningstar.com. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders of Common Stock

At March 31, 2015 we had 172 stockholders of record.

Dividends

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends is within the discretion of our board of directors and will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Equity Compensation Plans

On October 17, 2013, we filed on form S-8, an employee stock compensation plan. This S-8 registration statement registers 100,000,000 shares of common stock which includes 45,000,000 shares of common stock that may be resold by Directors originally purchased at par value upon our formation that are covered by the “Affiliate Resale Restriction Agreement” and are released to each Director upon completion of the terms of the agreement as compensation for services completed, and 5,000,000 shares that may be resold by employees originally issued to them as compensation for services rendered, and 55,000,000 shares not yet issued for compensation of services.

In October 2013, we entered into an agreement with the Directors called “Employee Resale Restriction Agreement”. In short, this plan prevents our directors from terminating his/her position, and keep stock they acquired upon our formation. Details of the agreement can be found on Form 8-K filed with the Securities and Exchange Commission on October 25, 2013.

Recent Sales of Unregistered Securities

During 2014 we sold 25,660,000 shares to seventy-nine private investors. We sold 25,160,000 of those shares to seventy-eight private investors at a price of $.025 per share, or an aggregate sale price of $629,000. We sold 500,000 of the shares to one private investor at a price of $.020 per share, or an aggregate sale price of $10,000. We relied upon Section 4(a)(2) of the Securities Act of 1933, as amended, for the above issuances. We believed that Section 4(2) were available because the transactions did not involve a public offering and none of these issuances involved broker-dealers or finders and we did not allow underwriting discounts or pay commissions.

ITEM 6 – SELECTED FINANCIAL DATA

Pursuant to Item 301(c) of Regulation S-K, we are not required to provide selected financial data.

ITEM 7 – MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements and accompanying notes and other financial information appearing elsewhere in this annual report on Form 10-K.

Overview

In the first quarter of 2014, we began development of a new battery technology primarily designed to operate automation and measurement computers in remote oil field locations. This battery system technology provides an environmentally friendly, inherently safe, internally temperature regulated, uninterruptible power supply for oil and gas well location automation and measurement equipment. By the end of first quarter 2014, the battery system had proven effective in rigorous field-testing, and by April 2014, we formulated a production matrix to begin the build-out of marketable product. At the beginning of May 2014, we ordered the components necessary to construct an initial production run of 700 units for a July 2014 production window. At the beginning of third quarter 2014, we began shipping our patent pending battery systems to a multi-state distributer in Shreveport, Louisiana. This battery system is enjoying rapid acceptance within the industry, and we have seen increased demand since commercialization in fourth quarter 2014.

At the end of fourth quarter 2014, we began researching the use of this battery technology outside of the oil and gas industry. In conjunction with these alternative markets, we tested a proof-of-concept model for use in zero emission recreational vehicles such as golf carts and an off-road UTV gas/electric hybrid platform. We finalized the acquisition of a chemical injection pump manufacturing company in first quarter of 2015. An initial production run of 200 chemical injection stations that incorporates our battery product has begun, and delivery began in first quarter 2015.

We anticipate growth in overall product sales in 2015 for reasons threefold: 1.) Increased market acceptance of our products, 2.) Embedding the battery technology within our chemical injection pump systems will not only serve to further validate product viability but will assist in expanding beyond automation and measurement to the production sector of the petroleum industry, 3.) Introduction of our technology outside the petroleum industry will introduce us to additional markets.

A condensed version of our 2015 statement of work is as follows:

•	Finalize testing of battery technology in zero-emission recreational vehicles (completed)
•	Finalize acquisition of DayLight Pump, LLC and begin distribution (completed)
•	Begin production of second generation battery design in the United States (completed)
•	Receive MIL-SPEC certification for our battery system technology (Now available )
•	Begin production of military vehicle and troop applications (6/15)
•	Move all capable production to the United States (9/15)
•	Search for mergers/acquisitions of complimenting companies (ongoing)
•	Continue developing new technology (ongoing)

Liquidity and Capital Resources

“Liquidity” refers to our ability to generate adequate amounts of cash to meet our funding needs. We believe we have adequate capital resources and liquidity from our operations to maintain current operations during 2015, but continue to be dependent on sales of common stock to fund operations until we achieve a positive cash flow.

We do not currently have material commitments for capital expenditures and do not anticipate entering into any such commitments during the next twelve months. Our current commitments consist primarily of lease obligations for office space, computer equipment, and office equipment.

At December 31, 2014, we had current assets of $346,554 comprised of cash of $94,688, trade receivables of $113,506, and inventory of $138,380. Our current liabilities were $4,741 in current maturities of long term debt, $34,309 in accounts payable and accrued expenses, $24,316 due to an officer, and $143,493 in a convertible promissory note payable, net of discount, resulting in working capital of $139,695.

Net cash used in operating activities was $671,167 for the year ended December 31, 2014, from a net loss of $474,022, increases in accounts receivable of $113,506, inventory of $138,380, and security deposits of $750 offset by increase in payables $29,129, depreciation of $7,717, gain on sale of assets of $153 and amortization of discount of $18,493.

Cash used in investing activities in fiscal 2014 was $248,916 of which $187,916 was used for the purchase of equipment and a vehicle, offset by $5,000 in proceeds from sale of equipment and a $66,000 investment in us.

Net cash provided by financing activities was $941,271, consisting of $639,000 for the sale of stock, proceeds from issuance of a convertible promissory note of $250,000, $33,011 advances from an officer, and a $20,000 loan offset by $740 in principle payments. Since inception, we have used our common stock to raise money for the research and development of our intended products, and for corporate expenses.

Deficit accumulated since inception is $610,518. Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our management and stockholders, the continued issuance of equity to new stockholders, and our ability to achieve and maintain profitable operations. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. There can be no assurance that we will be able to raise additional capital, and if we are unable to raise additional capital, we will unlikely be able to continue as a going concern.

We did not have any material commitments at December 31, 2014.

Our ability to continue as a going concern is dependent on our ability to raise additional capital and attained profitable operations. Since its inception, we have been funded by sales of company stock, and funds contributed by related parties through capital investment and borrowing funds. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Plan of Operation

During the next twelve months, we intend on providing engineering services, developing new proprietary technology, implementing this technology in new products, and commercializing new and existing products. We will also be providing services and training necessary for the implementation of these products to our distributors. We believe we have sufficient funding for the development of our products and the execution of our business model over the next twelve months, which includes the on-going costs associated with maintaining a fully compliant reporting status with regulatory agencies.

Results of Activities

For the Year Ended December 31, 2014

Results of Operations

We are a recently organized company and have generated limited revenues since inception (March 14, 2013) and have incurred $655,742 in expenses through December 31, 2014. For the years ended December 31, 2014 and 2013 we incurred $519,207 and $136,535, respectively, in general and administrative expenses and professional fees.

Revenues:

Our revenues were $280,063 for the year ended December 31, 2014 compared to $0 in 2013.

Cost of Revenues:

Our cost of revenue was $213,660 for the year ended December 31, 2014, compared to $0 in 2013.

General and Administrative Expenses:

General and administrative expenses for the year ended December 31, 2014, and December 31, 2013, were $519,207 and $136,535, respectively. General and administrative expenses consisted primarily of consulting fees, management fees, office expenses, hiring additional employees, and preparing reports and SEC filings relating to being a public company. The increase was primarily attributable to an increase in additional employees, and for continued SEC filing fees due to increased corporate activity.

Net loss for the year ended December 31, 2014, was $474,023 compared with a net loss of $136,495 for the year ended December 31, 2013. The increased net loss is due to an increase in administrative expenses and professional fees due to the increased activity of the company.

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. You have no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and Development activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pursuant to Item 305(e) of Regulation S-K, we are not required to provide quantitative and qualitative disclosure..

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Galenfeha, Inc.
INDEX TO CONDENSED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Galenfeha, Inc.

We have audited the accompanying balance sheets of Galenfeha, Inc. as of December 31, 2014 and 2013 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galenfeha, Inc. as of December 31, 2014 and 2013 and the results of its operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Kyle L. Tingle, CPA, LLC

April 15, 2015
Las Vegas, Nevada

Galenfeha, Inc.
Balance Sheets
For the Years Ended December 31, 2014 and 2013

	December 31,	December 31,
	2014	2013
ASSETS

CURRENT ASSETS
Cash	$94,668	$73,480
Trade receivable	113,506	-
Inventory	138,380	-
Due from officer	-	8,695
Total current assets	346,554	82,175
FIXED ASSETS, net of $7,452 accumulated depreciation	185,105	10,060
OTHER ASSETS
Investments	66,000	-
Deposits	1,000	250

TOTAL ASSETS	$598,659	$92,485

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Current maturities of long term debt	$4,741	$-
Accounts payable and accrued liabilities	34,309	5,180
Related party convertible promissory note, net of net discount of $106,507	143,493	-
Due to officer	24,316	-
Total Current Liabilities	206,859	5,180

LONG TERM DEBT	14,518	-
TOTAL LIABILITIES	221,377	5,180

SHAREHOLDERS' EQUITY
Common stock subscribed	-	22,500
Capital stock Authorized: 500,000,000 common shares, $0.001 par value Issued and outstanding shares: 77,812,000 and 51,252,000 common shares at December 31, 2014 and 2013, respectively	77,812	51,252
Additional paid in capital	909,988	150,048
Accumulated deficit	(610,518)	(136,495)
TOTAL SHAREHOLDERS' EQUITY	377,282	87,305

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$598,659	$92,485

The Accompanying Notes are an Integral Part of These Financial Statements

Galenfeha, Inc.
Statements of Operations
For the Years Ended December 31, 2014 and 2013

	December 31,	December 31,
	2014	2013

REVENUE	$280,063	$-

COST OF GOODS SOLD	213,660	-

GROSS PROFIT	66,403	-

OPERATING EXPENSES
Compensation expenses	231,228	-
Selling, general and administrative expenses	221,414	123,446
Research and development	58,848	12,262
Depreciation and amortization expense	7,717	827

TOTAL OPERATING EXPENSES	519,207	136,535

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSE)	(452,804)	(136,535)

OTHER INCOME/(EXPENSES)
Loss on sale of asset	(153)	-
Interest Income	63	40
Misc. Income	200	-
Interest expense	(21,329)	-

TOTAL OTHER INCOME/(EXPENSES)	(21,219)	40

NET LOSS	$(474,023)	$(136,495)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	70,206,685	48,753,965

The Accompanying Notes are an Integral Part of These Financial Statements

Galenfeha, Inc.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Common Stock	Additional	Deficit
			Subscribed	Paid in	Accumulated
				Capital
	Shares	Amount				Total

Inception March 14, 2013

Common shares issued for cash and assets at $0.001 per share	45,000,000	$45,000	$-	$-	$-	$45,000

Common shares issued for cash at $0.025 per share	6,252,000	6,252		$150,048		156,300

Common shares subscribed			$22,500			22,500

Loss for the period from inception on March 14, 2013 to December 31, 2013					(136,495)	136,495

Balance – December 31, 2013	51,252,000	$51,252	$22,500	$150,048	$(136,495)	$87,305

Common shares issued for cash and assets at $0.020 per share	500,000	$500	$-	$9,500	-	10,000

Common shares issued for cash at $0.025 per share	25,160,000	25,160		$603,840	-	629,000

Common shares subscribed	900,000	900	$(22,500)	21,600	-	-

Beneficial conversion feature of convertible promissory note	-	-	-	125,000	-	125,000

Loss, December 31, 2014					(474,023)	(474,023)

Balance – December 31, 2014	77,812,000	$77,812	$-	$909,988	$(610,518)	$377,282

The Accompanying Notes are an Integral Part of These Financial Statements

Galenfeha, Inc.
Statements of Cash Flows
For the Years Ended December 31, 2014 and 2013

	For the Years Ended
	December 31,	December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(474,023)	$(136,495)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation & amortization	7,717	827
Loss on sale of asset	153	-
Amortization fo debt discount	18,493	-
Change in Assets and Liabilities:
(Increase) Decrease in:
Trade receivables	(113,506)	-
Inventory	(138,380)	-
Other assets	(750)	(250)
Increase (decrease) in:
Accounts payable and accrued expense	29,129	5,180

NET CASH USED IN OPERATING ACTIVITIES	(671,167)	(130,738)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	5,000	-
Investment in subsidiary	(66,000)	-
Purchase of fixed assets	(187,916)	(8,387)

NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES	(248,916)	(8,387)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance to officer, net	33,011	(8,695)
Sale of common stock	639,000	221,300
Proceeds from note payable – Chrysler	20,000	-
Payments on note payable – Chrysler	(740)	-
Proceeds from convertible promissory notes	250,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	941,271	212,605

NET INCREASE (DECREASE) IN CASH	21,188	73,480

CASH, BEGINNING OF PERIOD	73,480

CASH, END OF PERIOD	$94,668	$73,480

ASSETS CONTRIBUTED FOR COMMON STOCK	$-	$2,500

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$273	$-
Taxes paid	$-	$-

The Accompanying Notes are an Integral Part of These Financial Statements

Galenfeha, Inc.
Notes to Financial Statements
December 31, 2014

NOTE 1 - NATURE OF BUSINESS

The Company was incorporated in the State of Nevada on March 14, 2013, as a for-profit company with a fiscal year end of December 31. Our business office is located at 420 Throckmorton Street, Suite 200, Ft. Worth, Texas 76102. We are an engineering company who will be providing engineering services and an alternative power product mainly to natural gas producers. Not only will we be providing contractual engineering services, we hope to implement our new and proprietary technology in new product, and provide this product to natural gas producers.

Our intended revenue stream will come from our contractual engineering services and products we develop and manufacture for natural gas producers, initially in the states of Texas and Louisiana. Our engineering services and products will reduce our customer’s costs associated with current energy production, including carbon footprint, hazardous waste, and other non-sustainable aspects of producing energy with current technologies. Since we are presently in the development stage of our business, we can provide no assurance that we will successfully develop and sell any product or services related to our planned activities.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period ended December 31, 2014, the Company had limited operations. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to execute operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions also affect the reported amounts of revenues, costs, and expenses during the reporting period. Management evaluates these estimates and assumptions on a regular basis. Actual results could differ from those estimates.

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

CASH AND CASH EQUIVALENTS

All cash, other than held in escrow, is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents. The company had no cash equivalents at December 31, 2014 and 2013.

PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, ranging from three to seven years. Total depreciation expense related to property and equipment was $7,717 and $827 for the years ended December 31, 2014 and 2013. Maintenance and repairs are charged to operations when incurred. Major betterments and renewals are capitalized. Gains or losses are recognized upon sale or disposition of assets.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under FASB ASC Topic “Income Taxes.” Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets were recognized at December 31, 2014 and 2013.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at December 31, 2014 and 2013. As of December 31, 2014 and 2013, the Company had no dilutive potential common shares.

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

There were no share-based expenses for the years ending December 31, 2014 and 2013.

REVENUE RECOGNITION

The Company recognized sales when products have been delivered. The Company intends to recognize revenue as required by the Revenue Recognition Topic of the FASB Accounting Standards Codification.

ADVERTISING

Advertising costs are expensed as incurred. There were expenses of $4,779 and nil for advertising costs for the years ended December 31, 2014 and 2013, respectively.

CONCENTRATIONS

The Company currently has a single customer. Product sales and design income is 100% to that customer and 100% of accounts receivable is due from that customer. The customer is related through shared officers and ownership. All sales are on arms length terms with pricing the same as for any additional customers the Company may acquire.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The new standard provides guidance as to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's financial statements. The Company has elected to early adopt the provisions of ASU 2014-15 for these audited consolidated financial statements.

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

A summary is as follows:

	2014	2013
Manufacturing assets	$120,835	$-
Vehicles	56,828	-
Furniture and equipment	8,614	4,641
Improvements	6,280	6,246
	192,557	10,887

Less accumulated depreciation	(7,452)	(827)

Property and equipment, net	$185,105	$10,060

Depreciation expense related to property and equipment was $7,717 and $827 for the years ended December 31, 2014 and 2013, respectively.

NOTE 5 – NOTES PAYABLE

The Company issued a convertible promissory note to a related party. The Company accounts for convertible notes payable in accordance with the guidelines established by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 470-20,Debt with Conversion and Other Options, Emerging Issues Task Force ("EITF") 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of Issue No 98-5 To Certain Convertible Instruments. The Beneficial Conversion Feature ("BCF") of a convertible note is normally characterized as the convertible portion or feature of certain notes payable that provide a rate of conversion that is below market value or in-the-money when issued. The Company records a BCF related to the issuance of a convertible note when issued and also records the estimated fair value of any warrants issued with those convertible notes. Beneficial conversion features that are contingent upon the occurrence of a future event are recorded when the contingency is resolved.

The BCF of a convertible note is measured by allocating a portion of the note's proceeds to the warrants, if applicable, and as a discount on the carrying amount of the convertible note equal to the intrinsic value of the conversion feature, both of which are credited to additional paid-in-capital. The value of the proceeds received from a convertible note is then allocated between the conversion features and warrants and the debt on an allocated fair value basis. The allocated fair value is recorded in the financial statements as a debt discount (premium) from the face amount of the note and such discount is amortized over the expected term of the convertible note (or to the conversion date of the note, if sooner) and is charged to interest expense.

The beneficial conversion discount is being amortized over the one year life of the promissory note. As of December 31, 2014, $18,493 of the discount has been amortized as interest.

The Company incurred a loan of $20,000 in the acquisition of a vehicle. The note has an interest rate of 4.04%, payable in payments of $452.65 for 48 months.

The current maturities and five year debt schedule for the two notes is as follows:

2015	$254,741
2016	4,936
2017	5,139
2018	4,443
269,259

Less current maturities	(254,741)

$14,518

During 2014, interest expense accrued on the convertible promissory note was $2,589 and interest expense incurred and paid on the auto loan was $691. No interest was incurred during the year ended December 31, 2013.

NOTE 6 - SHAREHOLDERS’ EQUITY

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

During 2014 we sold 25,660,000 shares to seventy-nine private investors. We sold 25,160,000 of those shares to seventy-eight private investors at a price of $.025 per share, or an aggregate sale price of $629,000. We sold 500,000 of the shares to one private investor at a price of $.020 per share, or an aggregate sale price of $10,000.

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

During 2014, Mr. Ketner reimbursed the Company for the $8,695 and advanced the Company $24,316. Mr. Ketner has not requested repayment of the advance.

See Note 3 and Note 5 for related party transactions regarding sales and accounts receivable and convertible promissory notes payables.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company entered into a lease agreement for office and research facilities in Louisiana. The lease is for two years at $31,200 per year beginning September 20, 2014. A second lease for $10,200 per year for 24 months beginning in June 2014. The company leases a virtual office in Texas for one year at $1,188 per year. The lease commitments for the facilities are:

Year
Ended	Amount
2015	$42,588
2016	29,400
2017	-
2018	-
2019	-
$71,988

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the period March 14, 2013 (date of inception) through December 31, 2013 applicable under FASB ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet. The Company is in the process of filing appropriate returns for the Company.

The component of the Company’s deferred tax assets as of December 31, 2013 are as follows:

	2014	2013
Net operating loss carry forward	$165,908	$47,773
Valuation allowance	(165,908)	(47,773)
Net Deferred Tax Asset	$-	$-

A reconciliation of income taxes computed at the 35% statutory rate to the income tax recorded is as follows:

	2014	2013
Net operating loss carry forward	$213,681	$47,773
Valuation allowance	$(213,681)	(47,773)
Net deferred tax asset	$-	$-

The Company did not pay any income taxes during the periods ended December 31, 2013.

NOTE 9 – SUBSEQUENT EVENTS

On March 23, 2015, Galenfeha, Inc. completed the acquisition of all assets and business entity of Daylight Pump, LLC, previously disclosed in a filing with the commission on Form 8-K dated November 6, 2014.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) during the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are not effective, due to the deficiencies in our internal control over financial reporting described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of the assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting during the year ended December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of December 31, 2014, our management has concluded that our internal controls over financial reporting were not operating effectively. Management has identified the following weaknesses; that only when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of December 31, 2014:

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

3.

We did not maintain proper segregation of duties for the preparation of our financial statements – During the year ended December 31, 2014 the majority of the preparation of financial statements was carried out by one person. This has resulted in several deficiencies including:

	a.	Significant, non-standard journal entries were prepared and approved by the same person, without being checked or approved by any other personnel.

	b.	Lack of control over preparation of financial statements, and proper application of accounting policies.

4.

We lack sufficient information technology controls and procedures – As of December 31, 2014, we lacked a proper data back up procedure, and while backup did take place in actuality, we believe that it was not regulated by methodical and consistent activities and monitoring.

The foregoing material weaknesses identified in our internal control over financial reporting were identified by our external consultants responsible for the preparation of our financial reporting package. The aforementioned material weaknesses did not impact our financial reporting or result in a material misstatement of our financial statements.

As of December 31, 2014 we have not taken action to correct the material weaknesses identified in our internal control over financial reporting. Once we have sufficient personnel available our Board of Directors, in connection with the aforementioned weaknesses, will implement the following remediation measures:

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the last quarter of our fiscal year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Our directors are elected for the term of one year, and hold office until his successor is elected and qualified, or until his earlier resignation or removal. Our officers are appointed by our board of directors and hold office until removed by the board. Our directors and executive officers are as follows:

Name	Age	Position	Director since:
Lucien Marioneaux	41	Chairman of the Board	Inception
James Ketner	48	President/CEO/Chief Financial Officer/Director	Inception
Richard Owston	75	Director	Inception
Trey Moore	43	Director	Inception
LaNell Armour	49	Secretary/Treasurer/Director	Inception

Lucien Marioneaux, Jr., owns and operates Marioneaux Law Firm, a private general law practice specializing in estate planning and general corporate representation including transactions and litigation and is presently an Assistant District Attorney in Caddo Parish, Louisiana. Mr. Marioneaux also holds various real estate and natural gas investments along with a variety of private equity holdings in multiple industries including natural gas production throughout Texas and Louisiana. He has practiced law in Louisiana for over fifteen years. Mr. Marioneaux’s experience in successfully guiding small and large corporations, legal practice and investments in natural gas operations qualifies him to serve as the Chairman of the Board.

Mr. Marioneaux previously held the position of Senior Director of Security, Risk Management and Regulatory Compliance for L’Auberge du Lac Casino Resort from 2005 to 2010, directing all operations within those departments. L’Auberge du Lac is a 227-acre luxury gaming resort located in Lake Charles, Louisiana, with 2,500 employees and revenues exceeding $380 million per year. Mr. Marioneaux was responsible for all aspects of the property regulatory compliance program for the State of Louisiana, the U.S. Department of the Treasury, Financial Crimes Enforcement Network (Title 31) and Sarbanes-Oxley. He directed all general liability and workers compensation matters and worked closely with outside and corporate legal counsel to ensure efficient and effective resolution. In 2008, he was part of the team which implemented a major property expansion at L’Auberge. The $67 million project included a nine-story hotel tower with 250 rooms.

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

James Ketner is our founder. He has over 26 years of experience as the director and chief executive officer of public and private corporations. From 2005 to 2011, upon founding Kelyniam Global, Inc. on December 30, 2005, he was responsible for taking that company public, receiving FDA 510(k) approval, maintaining compliance with ISO 13485, 21 CFR 820, and commercially launching cranial and maxillofacial custom prosthetics. He has a successful track record of directing public companies, streamlining operations, and maximizing productivity through increased efficiency and productivity using state of the art technology. Mr. Ketner has spent most of his professional career as a contract consulting Engineer for Fortune 500 multinational companies. In 1988, Mr. Ketner started his career as a numeric control programmer at General Dynamics. In 1991, Mr. Ketner embarked on his entrepreneurial career as a consultant, with clients such as General Dynamics, Pratt and Whitney, Boeing, Lockheed, Daimler Chrysler, Fiat, Honda Research and Development, Rockwell, Sikorsky Aircraft, Embraer SP, and Dassault/Falcon Jet. Mr. Ketner has traveled extensively and is well versed in conducting business in North and South America. As a resourceful decision-maker combining strong leadership and organizational skills, Mr. Ketner has the ability to direct programs throughout the design and manufacturing processes because of his extensive experience and expertise in high tech engineering and manufacturing environments.

Richard Owston has over forty-five years of experience in large scale privately owned and publicly held corporations in the oil and natural gas industry. Mr. Owston’s vast experience and established relationships in the oil and natural gas industry are expected to prove valuable in establishing our distribution channels, sales and marketing. Mr. Owston served on the Board of Directors of Kelyniam Global, Inc., from January 2008 through September 2009. Mr. Owston was also the President of J-W Measurement Company, a division of J-W Operating Company from 2000 to 2012. From 1976 to 1993, Mr. Owston was the Vice President of Sales for The Western Company. Prior to his employment at The Western Company, Mr. Owston was the Human Resource Manager for the Wyly Corporation from 1972 to 1976. He worked for General Electric from 1963 to 1972 as the training and professional employee development group. During his tenure with this companies, Mr. Owston has served as a key initiator in the growth and development of these companies and has a proven track record, which encapsulates but is not limited to, operations consolidation and cost reduction, obtaining continued growth and profitability through increased corporate exposure, marketing and sales, employee relations, human resource development, as well as many other diverse roles as the demands of the organization’s required. Mr. Owston earned a Bachelor of Science in Business Administration from Kansas State University.

Trey Moore has over twenty-four years of experience as a senior level executive in the oil and natural gas industries. From 2005 to January 2012 Mr. Moore worked as the general manager of the Eastern Division of J.W. Measurement Company, where he provided a significant contribution in growing revenues from $6 million to $140 million over the course of thirteen years. In March of 2012, Mr. Moore became a co-founder and Chief Executive Officer of Fleaux Services of Louisiana currently with 8 offices, seventy employees and on track to generate $40 million in annual revenue. His proven leadership ability has rapidly expanded Fleaux Services into associated oil and natural gas exploration markets and neighboring geographic areas such as Arkansas, Texas, and Colorado. Mr. Moore has experience in identifying and creating innovative, niche products and services to optimize production at a lower cost with less manpower and greater efficiency for small and large scale oil and natural gas producers. He has experience in executing new business strategies, and developing new technologies. From August 2010 to present, Mr. Moore manages the operations of Eagle Oil, an oil and natural gas operator in Texas and Louisiana. Mr. Moore’s oil and natural gas experience has given him an expansive understanding of the needs for better engineered products and services. We believe Mr. Moore is qualified to be one of our directors. Mr. Moore is a veteran of the United States Marine Corps.

LaNell Armour has had a twenty-five year career in public relations, communications, and education. Her experience in public relations will provide a firm foundation for her primary responsibilities in investor relations and corporate communications. Ms. Armour was a senior faculty member at the Music Institute of North Texas from August 2010 to August 2014. She joined Dallas Chamber Music in 2010 as General Manager, and was named Executive Director on June 1, 2012 and continued to serve until May 2013. Prior to Dallas Chamber Music, Ms. Armour spent eight years, from 2001 through 2008 as the Public Relations Manager for the world-renowned Chicago Symphony Orchestra as Public Relations Manager. From 1999 to 2001, Ms. Armour served as the Public Relations Manager for the Ravinia Festival in Highland Park, Illinois. Ms. Armour became a writer, then editor at “Clavier” magazine in Chicago from 1996 through 1999. Ms. Armour earned a Bachelor of Music degree in Piano Performance with a minor in English from The University of Tennessee.

Board Meeting Attendance

During fiscal 2014, our board of directors held 3 regularly scheduled and special meetings. Attendance for these meetings was one hundred percent.

Board Committees

We do not have standing audit, nominating and compensation committees. We believe our board is sufficiently small that the entire board can consider matters that would otherwise be considered by such committees.

Stockholder Nominations and Communications

Our board of directors does not have a policy governing nominations of directors by stockholders. We do not have a process by which stockholders may communicate with the board of directors.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC). Officers, directors, and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us, all reports under Section 16(a) required to be filed by our officers and directors and greater than ten percent beneficial owners were timely filed as the date of this filing.

ITEM 11 – EXECUTIVE COMPENSATION

Executive Compensation

We do not have employment or executive compensation agreements with our executive officers. Our board of directors approves annual compensation which is subject to change. The cash compensation amounts set forth in the following table reflects the amounts approved and actually paid. Mr. Ketner and Ms. Armour each currently devote approximately forty hours per week to manage our business.

Summary Compensation Table

Name and Position	Year	Salary ($)	Total ($)
James Ketner President/CEO	2013	36,000	36,000
	2014	54,000	54,000

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial shareholdings of our directors, officers and our directors and executive officers as a group and persons who beneficially hold five percent or more of our common stock, as of December 31, 2014, with the computation being based upon 77,812,000 shares of common stock being outstanding. Each person has sole voting and investment power with respect to the shares of common stock shown and all ownership is of record and beneficial. The address of our directors and officers is our address.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	James Ketner	9,774,350	12.5%
Common	Richard Owston	9,800,001	12.5%
Common	Trey Moore	9,800,000	12.5%
Common	Lucien Marioneaux	9,705,963	12.5%
Common	LaNell Armour	4,800,000	6%
Officers and Directors as a Group (5 persons)		43,880,314	56%

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth amounts we have been billed with respect to 2014 and 2013 for certain services provided by our independent accountant.

Service		2014	2013

Audit		$3,263	$3,000
Review of unaudited financial statements		$5,735	$2,658
Audit-related fees	$		none
Tax compliance, tax advice and tax planning	$		none
All other services	$		none

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT	DOCUMENT DESCRIPTION
NO.
3.1*	Articles of Incorporation of Galenfeha, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118880 filed May 23, 2013)
3.2*	Bylaws of Galenfeha, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118880 filed May 23, 2013)

*Previously filed and incorporated by reference.

The following documents are included herein:

Exhibit	Document Description
No.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of annual report for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of April 2015.

GALENFEHA, INC.

/s/ James Ketner
James Ketner
President/Chief Executive Officer, Principal Financial
Officer, Principal Accounting Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James Ketner	President, Principal Executive Officer, Principal Financial Officer,	April 15, 2015
James Ketner	Principal Accounting Officer, Director

/s/ LaNell Armour
LaNell Armour	Director	April 15, 2015

/s/ Richard Owston
Richard Owston	Director	April 15, 2015