Form 10-Q
period 2015-03-31
Galenfeha, Inc.
filed 2015-05-15
CIK 1574676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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
Yes [   ]      No [X]

As of May 15, 2015, there were 89,911,000 shares of the registrant’s common stock outstanding, each with a par value of $0.001.

TABLE OF CONTENTS
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED March 31, 2015

Galenfeha, Inc.
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Galenfeha, Inc.
Condensed Consolidated Balance Sheets
March 31, 2015 and December 31, 2014
(Unaudited)

	March 31, 2015	December 31, 2014
	(Unaudited)

Assets

Current Assets

Cash	$593,441	$94,668
Accounts receivable	430,621	113,506
Inventory	308,391	138,380
Total current assets	1,332,453	346,554

Fixed Assets, Net	181,689	185,105
Other Assets
Goodwill	240,050	-
Investments	-	66,000
Deposits	1,000	1,000

Total Assets	$1,755,192	$598,659

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued liabilities	$79,991	$34,309
Current maturities of long term debt	4,789	4,741
Related party convertible promissory note, net of net discount	49,315	143,493
Due to officer	24,316	24,316
Total current liabilities	158,411	206,859
Long Term Debt	13,303	14,518
Total liabilities	171,714	221,377

Stockholders’ Equity
Common stock subscribed	1,143,950	-
Capital stock
Authorized: 500,000,000 common shares, $0.001 par value Issued and outstanding shares: 79,162,000 shares at March 31, 2015 and 77,812,000 shares at December 31, 2014	79,162	77,812
Additional paid-in capital	1,043,638	909,988
Accumulated deficit	(683,272)	(610,518)
Total stockholders’ equity	1,583,478	377,282
Total Liabilities and
Stockholders’ Equity	$1,755,192	$598,659

The accompanying notes are an integral part of the consolidated financial statements.

Galenfeha, Inc.
Condensed Consolidated Statements of Operations
For the three months ended March 31, 2015 and 2014
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2015	March 31, 2014
Revenues

Product sales, net	$316,702	$-
Cost of Sales	194,826	-
Gross Profit	121,876	-

Expenses

General and administrative	39,412	27,384
Payroll expenses	111,048	-
Professional fees	2,913	19,972
Engineering research and development	1,601	22,304
Depreciation expense	4,847	273
Total expenses	159,821	69,933
Loss from continuing operations	(37,945)	(69,933)

Other (Expense) Income
Interest income	15	6
Interest expense	(34,824)	-
Total other (expense)	(34,809)	6
Net loss	$(72,754)	$(69,927)

Net loss per share basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding, basic and diluted	78,442,000	51,373,111

The accompanying notes are an integral part of the consolidated financial statements.

Galenfeha, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
for the period from March 14, 2013 (inception) to March 31, 2015
(Unaudited)

	Common Stock		Common Stock	Additional	Deficit Accumulated
			Subscribed	Paid in
				Capital
	Shares	Amount				Total

Inception March 14, 2013

Common shares issued for cash and assets at $0.001 per share	45,000,000	$45,000	$-	$-	$-	$45,000

Common shares issued for cash at $0.025 per share	6,252,000	6,252		150,048		156,300

Common shares subscribed			22,500			22,500

Loss for the period from inception on March 14, 2013 to December 31, 2013					(136,495)	136,495

Balance – December 31, 2013	51,252,000	51,252	22,500	150,048	(136,495)	87,305

Common shares issued for cash and assets at $0.020 per share	500,000	500	-	9,500	-	10,000

Common shares issued for cash at $0.025 per share	25,160,000	25,160		603,840	-	629,000

Common shares subscribed	900,000	900	(22,500)	21,600	-	-

Beneficial conversion feature of convertible promissory note	-	-	-	125,000	-	125,000

Loss, December 31, 2014					(474,023)	(474,022)

Balance – December 31, 2014	77,812,000	77,812	-	909,988	(610,518)	377,282

Common shares issued for cash at $0.10 per share	1,350,000	1,350	-	133,650	-	135,000

Common shares subscribed in acquisition of subsidiary	-	-	191,750	-	-	191,750

Common shares subscribed	-	-	952,200	-	-	952,200

Loss, March 31, 2015	-	-	-	-	(72,754)	(72,754)

Balance – March 31, 2015	79,162,000	$79,162	$1,143,950	$1,043,638	$(683,272)	$1,583,478

The accompanying notes are an integral part of the consolidated financial statements.

Galenfeha, Inc.
Condensed Consolidated Statements of Cash Flow
For the three months ended March 31, 2015 and December 31, 2014
(Unaudited)

	Three months ended	Three months ended
	March 31, 2015	March 31, 2014

Operating Activities

Net Loss	$(72,754)	$69,927
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	4,847	273
Amortization of debt discount	30,822	-
-
(Increase) in accounts receivable	(317,115)	-
(Increase) in inventory	(99,311)	-
Increase in accounts payable and accrued liabilities	45,682	17,480
Net cash used in operating activities	(407,829)	(52,174)

Investing Activities

Purchase of fixed assets	(1,431)	-
Investment in subsidiary	(53,000)	-
Net cash used in investing activities	(54,431)	-

Financing Activities

Payments on note payable	(1,167)	-
Payments on convertible promissory note	(125,000)
Sale of capital stock	1,087,200	10,000
Net cash provided by financing activities	961,033	10,000
Increase in cash	498,773	(42,174)
Cash at beginning of period	94,668	73,480
Cash and cash equivalents at end of period	$593,441	$31,306

Supplemental information and non-monetary transactions

Assets contributed for common stock	$-	$2,500
Stock issued in acquisition of subsidiary	$191,750	$-

The accompanying notes are an integral part of the consolidated financial statements.

Galenfeha, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2015

NOTE 1 - NATURE OF BUSINESS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2015 audited financial statements included in its Form 10-K filed with the Securities and Exchange Commission. The results of operations for the period ended March 31, 2015 and the same period last year are not necessarily indicative of the operating results for the full years.

Galenfeha incorporated in the State of Nevada on March 14, 2013, as a for-profit company with a fiscal year end of December 31. Our business office is located at 420 Throckmorton Street, Suite 200, Ft. Worth Texas 76102. We are an engineering company who provides engineering services and alternative power products. Since our inception, we have been providing contractual engineering services, implementing our new products and proprietary technology across multiple disciplines.

On March 21, 2015 the Company completed its acquisition of Daylight Pumps, LLC (“Daylight”) for stock and cash. Daylight will continue to operate under its current name. Daylight produces injections pumps to the oil and gas industry.

Our revenue stream comes from our contractual engineering services and products we develop and manufacture for natural gas producers, and various industries primarily in the states of Texas and Louisiana. Our engineering services and products reduce our customer’s cost associated with current energy production, including carbon footprint, hazardous waste, and other non-sustainable aspects of producing energy with current technologies.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

REVENUE RECOGNITION

The Company recognizes revenue for sales and billing for freight charges upon delivery of the product to the customer at a fixed and determinable price with a reasonable assurance of collection, passage of title to the customer as indicated by shipping terms and fulfillment of all significant obligations, pursuant to the guidance provided by Accounting Standards Codification (“ASC”) Topic 605. For sales to all customers, including manufacturer representatives, distributors or their third-party customers, these criteria are met at the time product is shipped. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled. In addition, judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers and revenue is not recognized until we have determined that collectability is reasonably assured. The Company estimates customer product returns based on historical return patterns and reduces sales and cost of sales accordingly. As of March 31, 2015, 100% of sales were to a single customer.

CASH AND CASH EQUIVALENTS

All cash, other than held in escrow, is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents. Cash at March 31, 2015 and December 31, 2014 was $593,440 and $94,668, respectively.

ACCOUNTS RECEIVABLE

Accounts receivable represents the uncollected portion of amounts recorded as revenues. Management performs periodic analyses to evaluate all outstanding accounts receivable to estimate an allowance for doubtful accounts that may not be collectible, based on the best facts available to management. Management considers historical collection patterns, accounts receivable aging trends and specific identification of disputed invoices in its analyses. After all reasonable attempts to collect a receivable have failed, the receivable is directly written off. As of March 31, 2015 and December 31, 2014, the balance of the allowance for doubtful accounts was $0 and $0, respectively.

As of March 31, 2015, accounts receivable from one customer comprised 100% of total accounts receivable for a sales made in the quarter ended March 31, 2015.

INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in, first-out basis (“FIFO”), or market, including direct material costs and direct and indirect manufacturing costs. As of March 31, 2015, all work in process inventory assembled had been sold and only cost of materials and freight-in are included in raw material inventory.

PROPERTY

Property, plant and equipment is recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to ten years for furniture, fixtures, and equipment. Expenditures for repairs and maintenance are charged to expense as incurred.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs, predominately internal labor costs and costs of materials, are charged to expense when incurred.

ADVERITISING EXPENSES

Advertising expenses are expensed as incurred. The Company expensed advertising costs of $6,306 and $nil for the three month periods ended March 31, 2015 and 2014, respectively.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at March 31, 2015. As of March 31, 2015, the Company had no dilutive potential common shares.

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

A summary is as follows:

	March 31, 2015	December 31, 2014
Manufacturing assets	$120,835	$120,835
Vehicles	56,828	56,828
Furniture and equipment	10,045	8,614
Improvements	6,280	6,280
	193,988	192,557

Less accumulated depreciation	(12,299)	(7,452)

Property and equipment, net	$181,689	$185,105

Depreciation expense related to property and equipment was $4,847 and $273 for the three months ended March 31, 2015 and 2014, respectively.

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

The beneficial conversion discount is being amortized over the one year life of the promissory note. As of March 31, 2015, $49,315 of the discount has been amortized as interest. Interest amortized for the three months ended March 31, 2015 and 2014 was $30,822 and $nil, respectively.

The Company incurred a loan of $20,000 in the acquisition of a vehicle. The note has an interest rate of 4.04%, payable in payments of $452.65 for 48 months.

The current maturities and five year debt schedule for the two notes is as follows:

2015	$124,741
2016	4,986
2017	5,191
2018	3,126
138,044

Less current maturities	(124,741)

$13,303

During the three months ended March 31, 2015, interest expense accrued on the convertible promissory note was $3,812 and interest expense incurred and paid on the auto loan was $191. No interest was incurred during the three months ended March 31, 2014.

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

On February 17, 2015, the Company sold 1,350,000 shares of its common stock to one private investor at a price of $0.10 per share, for a total of $135,000. Between February 2 and April 27, 2015, the Company sold 10,272,000 shares of common stock to 117 private investors at a fixed price of $0.10 per share, or an aggregate sale price of $1,027,200. These shares were issued on May 1, 2015.

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

Year
Ended	Amount
2015	$34,200
2016	27,400
2017	24,000
2018	11,750
$97,350

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 8 – BUSINESS COMBINATION

On March 21, 2015, the Company completed its acquisition of Daylight Pumps, LLC, a corporation organized under the laws of Arkansas. The acquisition was for the business process and $10,000 inventory assets. Consideration was $58,300 in cash and 76,700 common shares of stock. The former owners will continue to operate the Company under the Daylight Pumps name.

The acquisition was reported as follows:

March 21, 2015
Inventory assets	$10,000
10,000

Cash for consideration	58,300
Stock for consideration	191,750
Total Consideration	250,050

Goodwill	$240,050

NOTE 9 – SUBSEQUENT EVENTS

On May 1, 2015, the Company issued 250,000 shares of common stock to Pietro Pagliaruli for CAD/CAM Engineering Design Services for GLFH1200 series battery development. On May 1, 2015, the Company issued 33,125 shares of common stock to Warren T. Robertson as a quarterly percentage valuation, part of the acquisition terms of Daylight Pumps, LLC. Also on May 1, 2015, 47, 000 shares of common stock for percentage balance of inventory, and 146,875 shares of common stock as a quarterly percentage valuation, were issued to Wayne Hightower, as part of the acquisition terms of Daylight Pumps, LLC.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this report and those in our Form 10-K filed with the Securities and Exchange Commission on April 15, 2015. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to, those described under “Risk Factors” included in Part II, Item IA of this report.

Background Overview

Galenfeha incorporated in the State of Nevada on March 14, 2013, as a for-profit company with a fiscal year end of December 31. Our executive office is located at 420 Throckmorton Street, Suite 200, Ft. Worth Texas 76102, and the Company’s manufacturing facility is located at 9204 Linwood Avenue, Suite 104, Shreveport, LA. 71106. Our Telephone numbers are Toll free 1-800-280-2404, International 1-817-945-6448, and our facsimile number is 817-887-1455. Our email address is info@galenfeha.com and our website address is www.galenfeha.com.

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

During Second and Third Quarter 2014, the Company developed a private label, unique, user interface driven, real-time battery state of charge and asset tracking system that is internally integrated within the Company’s line of LiFePO4 battery systems. The system communicates the current battery performance, and operates as a Cloud driven database to collect and collate individual client information and uses unique ESN numeric identifiers to reference each client’s specific asset performance and inventory. The system then utilizes a combination of CDMA technologies coupled with satellite geo-location referencing to accurately monitor and track the battery system in the event of theft. This feature functioning as an integrated component within the battery product was a specific engineering request from several of the Company’s oil and gas clients.

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

A condensed version of our 2015 statement of work is as follows:

  Finalize testing of battery technology in zero-emission recreational vehicles (completed)
  Finalize acquisition of DayLight Pump, LLC and begin distribution (completed)
  Begin production of second generation battery design in the United States (completed)
  Receive MIL-SPEC certification for our battery system technology (Now available )
  Begin production of military vehicle and troop applications (6/15)
  Move all capable production to the United States (9/15)
  Search for mergers/acquisitions of complimenting companies (ongoing)
  Continue developing new technology (ongoing)

3

Since the Company’s inception, the Company has accomplished key milestones outlined in our 2014-2015 statement of work. A majority of the monies spent to date have been for initial financing actives related to creating a public company, developing new products, and R&D cost. We anticipate that in 2015, the Company will become profitable, and that these initial cost will be greatly reduced, and the majority use of capital will be in purchasing inventory for production, and the research and development of new products.

Results of Operations for the Three Months ending March 31, 2015

Assets

At March 31, 2015, we had total assets of $1,755,192, of which $593,440 was in cash.

Revenues

Revenues for the three months ended March 31, 2015 and 2014 were $316,702 and $0, respectively. Sales commenced in June 2014.

Cost of Revenues

Cost of Revenues for the three months ended March 31, 2015 and 2014 were $194,826 and $0, respectively. 2014 costs were cost of materials and manufacturing supplies.

Operating Expense

Total operating expenses for the three months ended March 31, 2015 and 2014 were $159,821 and $69,933, respectively. Expenses increased as the Company incurred engineering and other professional expenses in preparation for the manufacturing of batteries compared to 2014 when the Company had compliance costs and research and development.

Net Loss

Net operating loss for the three months ended March 31, 2015 and 2014 were $37,945 and $69,933 respectively. The company realized a lower net loss because of new revenue generation.

Net loss for the three months ended March 31, 2015 and 2014 were $72,754 and $69,927 respectively. The company realized a higher net loss because of increased interest expense.

Equity Distribution

Since our incorporation, we have raised capital through private sales of our common equity. As of March 31, 2015, we have issued 79,162,000 shares of our common stock to various shareholders, in exchange for cash.

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

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our Chief Executive Officer has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer believes that:

‡

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

‡
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

4

The Company’s Chief Executive Officer has evaluated our disclosure controls and procedures and concluded that these controls and procedures were not effective as of May 15, 2015.

Unremediated Material Weakness

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, which result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

We converted from an outside contractor to in-house for the preparation of the financial statements for our Independent Registered Public Accounting Firm. The internal statements had not been on a basis not in accordance with GAAP as of March 31, 2015 without the proper recording of accruals, inventory and stock sales.

To initially address this material weakness, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation of Material Weakness

To remediate the material weakness in our disclosure controls and procedures identified above, we have engaged the services of an outside accountant to prepare our financial statements. The accruals, inventory and other accounting items are being corrected with the implementation of the new accounting processes. With the transition from in-house accounting preparation to our outside accountant, proper accrual accounting is expected to be complete in the before the end second quarter 2015.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 1A. Risk Factors

A description of the risks associated with our business, financial condition and results of operations is set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on April 15, 2015. These factors continue to be meaningful for your evaluation of the Company and we urge you to review and consider the risk factors presented in the Annual Report on Form 10-K. We believe there have been no changes that constitute material changes from these risk factors.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued 10,000,000 shares of our $0.001 par value common stock to James Ketner, our then President/CEO and director, on March 31, 2013 for a cash contribution in the amount of $7,500, and assets he contributed to the Company in the amount of $2,500 for a total cash value of $10,000. The Company issued 10,000,000 shares of our $0.001 par value common stock to Mr. Richard Owston, a director, on March 31, 2013 for a cash contribution of $10,000. The Company issued 10,000,000 shares of our $0.001 par value common stock to Mr. Trey Moore, a director, for a cash contribution of $10,000. In April, 2013, two additional directors joined the Company, Ms. LaNell Armour, and Mr. Lucien Marioneaux, Jr. Ms. Armour purchased 5,000,000 shares of our $0.001 common stock for a cash contribution of $5,000. Mr. Marioneaux purchased 10,000,000 shares of our $0.001 common stock for a cash contribution of $10,000.

On April 17, 2013, the Company filed with the Securities and Exchange Commission an exemption from registration offering on Form D. As of December 31, 2013, the Company sold 6,252,000 shares of common stock to private investors at a fixed price of $0.025 for total proceeds of $156,300. On October 7, 2013, the Company subscribed 900,000 shares of common stock at $0.025 per share for total proceeds of $22,500. The shares were issued on March 27, 2014.

During 2014 we sold 25,660,000 shares to seventy-nine private investors. We sold 25,160,000 of those shares to seventy-eight private investors at a price of $.025 per share, or an aggregate sale price of $629,000. We sold 500,000 of the shares to one private investor at a price of $.020 per share, or an aggregate sale price of $10,000.

On February 17, 2015, the Company sold 1,350,000 shares of its common stock to one private investor at a price of $0.10 per share, for a total of $135,000. Between February 2 and April 27, 2015, the Company sold 10,272,000 shares of common stock to 117 private investors at a fixed price of $0.10 per share, or an aggregate sale price of $1,027,200. These shares were issued on May 1, 2015. On May 1, 2015, the Company issued 250,000 shares of common stock to Pietro Pagliaruli for CAD/CAM Engineering Design Services for GLFH1200 series battery development. On May 1, 2015, the Company issued 33,125 shares of common stock to Warren T. Robertson as a quarterly percentage valuation, part of the acquisition terms of Daylight Pumps, LLC. Also on May 1, 2015, 47, 000 shares of common stock for percentage balance of inventory, and 146,875 shares of common stock as a quarterly percentage valuation, were issued to Wayne Hightower, as part of the acquisition terms of Daylight Pumps, LLC.

5

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

Galenfeha, Inc.

Date: May 15, 2015	By:	/s/ Lucien Marioneaux Jr.
	Name:	Lucien Marioneaux Jr.
President and Chief Executive Officer
(Principal Financial Officer, Principal
Accounting Officer)

6