Form 10-Q/A
period 2015-03-31
Galenfeha, Inc.
filed 2015-05-20
CIK 1574676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT NO.1

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
Yes [   ]      No [X]

As of May 20, 2015, there were 89,911,000 shares of the registrant’s common stock outstanding, each with a par value of $0.001.

EXPLANATORY NOTE

The purpose of this Amendment No.1 (the "Amendment") to the Galenfeha, Inc. (the "Company") quarterly report on Form 10-Q for the period ended March 31, 2015, originally filed with the U.S. Securities and Exchange Commission on May 15, 2015 (the "Form 10-Q"), is to revise accounting NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS, to reflect current FASB note; NOTE 5 – NOTES PAYABLE promissory note to a related party for $250,000 and of current maturities and five year debt schedule for two notes payable table; NOTE 7 – COMMITMENTS AND CONTINGENCIES table company lease agreements; Note 8 – BUSINESS COMBINATION correction of 76,700 common shares of stock, issuable pro rata over four quarters.

The information provided previously in the Condensed Consolidated Balance sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statement of Changes in Shareholders’ Equity, and the Condensed consolidated Statements of Cash Flows has not been changed. No other changes have been made in this Amendment to the Form 10-Q. This Amendment speaks as of the original date of the Form 10-Q and does not reflect events that may have occurred subsequent to the original filing date

TABLE OF CONTENTS
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
Common stock
Authorized: 500,000,000 common shares, $0.001 par value Issued and outstanding shares: 79,162,000 shares at March 31, 2015 and 77,812,000 shares at December 31, 2014	79,162	77,812
Additional paid-in capital	1,043,638	909,988
Accumulated deficit	(683,272)	(610,518)
Total stockholders’ equity	1,583,478	377,282
Total Liabilities and
Stockholders’ Equity	$1,755,192	$598,659

The accompanying notes are an integral part of the condensed consolidated financial statements.

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

The accompanying notes are an integral part of the condensed consolidated financial statements.

Galenfeha, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
for the period from March 14, 2013 (inception) to March 31, 2015
(Unaudited)

	Common Stock		Common Stock	Additional	Accumulated
			Subscribed	Paid-in	Deficit
				Capital
	Shares	Amount				Total

Inception March 14, 2013

Common shares issued for cash and assets at $0.001 per share	45,000,000	$45,000	$-	$-	$-	$45,000

Common shares issued for cash at $0.025 per share	6,252,000	6,252		150,048		156,300

Common shares subscribed			22,500			22,500

Loss for the period from inception on March 14, 2013 to December 31, 2013					(136,495)	136,495

Balance – December 31, 2013	51,252,000	51,252	22,500	150,048	(136,495)	87,305

Common shares issued for cash and assets at $0.020 per share	500,000	500	-	9,500	-	10,000

Common shares issued for cash at $0.025 per share	25,160,000	25,160		603,840	-	629,000

Common shares subscribed	900,000	900	(22,500)	21,600	-	-

Beneficial conversion feature of convertible promissory note	-	-	-	125,000	-	125,000

Loss, December 31, 2014					(474,023)	(474,022)

Balance – December 31, 2014	77,812,000	77,812	-	909,988	(610,518)	377,282

Common shares issued for cash at $0.10 per share	1,350,000	1,350	-	133,650	-	135,000

Common shares subscribed in acquisition of subsidiary	-	-	191,750	-	-	191,750

Common shares subscribed	-	-	952,200	-	-	952,200

Loss, March 31, 2015	-	-	-	-	(72,754)	(72,754)

Balance – March 31, 2015	79,162,000	$79,162	$1,143,950	$1,043,638	$(683,272)	$1,583,478

The accompanying notes are an integral part of the condensed consolidated financial statements.

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
Changes in operating assets and liabilities
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

The accompanying notes are an integral part of the condensed consolidated financial statements.

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

INTANGIBLE ASSETS

The Company evaluates intangible assets for impairment annually or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. Intangible assets are tested for impairment by first comparing the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the estimated fair value and the carrying value. The fair value is estimated using discounted cash flows. Forecasts of future cash flows are based on management’s best estimate of future net sales and operating expenses, based primarily on estimated category expansion, market segment share and general economic conditions.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs, predominately internal labor costs and costs of materials, are charged to expense when incurred.

ADVERTISING EXPENSES

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The new standard provides guidance as to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's financial statements. The Company has elected to early adopt the provisions of ASU 2014-15 for these audited consolidated financial statements.

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

NOTE 5 – NOTES PAYABLE

The Company issued a convertible promissory note to a related party for $250,000. The Company accounts for convertible notes payable in accordance with the guidelines established by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 470-20,Debt with Conversion and Other Options, Emerging Issues Task Force ("EITF") 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of Issue No 98-5 To Certain Convertible Instruments. The Beneficial Conversion Feature ("BCF") of a convertible note is normally characterized as the convertible portion or feature of certain notes payable that provide a rate of conversion that is below market value or in-the-money when issued. The Company records a BCF related to the issuance of a convertible note when issued and also records the estimated fair value of any warrants issued with those convertible notes. Beneficial conversion features that are contingent upon the occurrence of a future event are recorded when the contingency is resolved.

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

The current maturities and five year debt schedule for the two notes is as follows:

2015	$129,489
2016	4,986
2017	5,191
2018	3,126
142,792

Less current maturities	(129,489)

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company entered into a lease agreement for office and research facilities in Louisiana. The lease is for two years at $31,200 per year beginning September 20, 2014. The second lease is for $10,200 per year for 24 months. The company leases a virtual office in Texas for one year at $1,188 per year. The lease commitments for the facilities are:

Year
Ended	Amount
2015	$31,941
2016	29,400
2017	-
2018	-
$61,341

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 8 – BUSINESS COMBINATION

On March 21, 2015, the Company completed its acquisition of Daylight Pumps, LLC, a corporation organized under the laws of Arkansas. The acquisition was for the business process and $10,000 of inventory assets. Consideration was $58,300 in cash and 767,000 common shares of stock, issuable pro rata over four quarters. The former owners will continue to operate the Company under the Daylight Pumps name.

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

Assets

At March 31, 2015, we had total assets of $1,755,192, of which $593,441 was in cash.

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

Galenfeha, Inc.

Date: May 20, 2015	By:	/s/ Lucien Marioneaux Jr.
	Name:	Lucien Marioneaux Jr.
President and Chief Executive Officer
(Principal Financial Officer, Principal
Accounting Officer)

6