Form 10-Q
period 2015-06-30
Galenfeha, Inc.
filed 2015-08-14
CIK 1574676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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
Fort Worth, Texas 76102
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
Yes [   ]         No [X]

As of July 29, 2015, there were 85,366,100 shares of the registrant’s common stock outstanding, each with a par value of $0.001.

TABLE OF CONTENTS
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

Galenfeha, Inc.
INDEX TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Galenfeha, Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$353,910	$94,668
Accounts receivable	192,036	113,506
Inventory	298,270	138,380
Prepaid inventory	296,242	-
Prepaid expenses	46,625	-
Total current assets	1,187,083	346,554
FIXED ASSETS	145,334	185,105
OTHER ASSETS
Goodwill	412,637	66,000
Deposits	1,000	1,000
Total other assets	413,637	67,000
TOTAL ASSETS	$1,746,054	$598,659

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued
liabilities	$169,272	$34,309
Current maturities of long term debt	57,644	4,741
Related party convertible promissory
note	80,479	143,493
Due to officer	-	24,316
Total current liabilities	307,395	206,859
LONG TERM DEBT	0	14,518
Total liabilities	307,395	221,377

STOCKHOLDERS’ EQUITY
Common stock subscribed	135,000	-
Capital stock Authorized: 500,000,000 common shares, $0.001 par value Issued and outstanding shares: 89,911,000 shares at June 30, 2015 and 77,812,000 shares at December 31, 2014	89,911	77,812
Additional paid-in capital	2,211,839	909,988
Accumulated deficit	(998,091)	(610,518)
Total stockholders’ equity	1,438,659	377,282
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,746,054	$598,659

The accompanying notes are an integral part of the consolidated condensed financial statements.

Galenfeha, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Revenues:	$242,784	$8,000	$559,486	$8,000

Cost of Sales	110,770	10,041	305,596	10,041

Gross Profit	132,014	(2,041)	253,890	(2,041)

Expenses:
General and administrative	118,370	78,878	157,782	106,263
Payroll expenses	159,440	-	270,488	-
Professional fees	27,716	11,838	30,629	31,810
Engineering research and development	97,475	16,350	99,076	22,350
Depreciation expense	4,957	1,668	9,804	1,940
Total expenses	407,958	108,734	567,779	162,363

Loss from	(275,944)	(110,775)	(313,889)	(164,404)
continuing
operations

Other (expense) income
Gain (loss) on sale of assets	(5,317)	-	(5,317)	-
Interest income	25	30	40	35
Interest expense	(33,583)	-	(68,407)	-
Total other (expense)	(38,875)	30	(73,684)	35

Net loss	$(314,819)	$(110,745)	$(387,573)	$(164,369)

Net (loss) per share basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding, basic and diluted	86,700,770	73,455,516	82,594,198	62,475,315

The accompanying notes are an integral part of the consolidated condensed financial statements.

Galenfeha, Inc.
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Common	Additional	Deficit
			Stock	Paid in	Accumulated
			Subscribed	Capital	during
					Development
					Stage
	Shares	Amount				Total
Balance – December 31, 2013	51,252,000	51,252	22,500	150,048	(136,495)	87,305

Common shares issued for cash at $0.020 per share	500,000	500	-	9,500	-	10,000
Issuance of subscribed shares	900,000	900	(22,500)	21,600	-	-
Common shares issued for cash at $0.025 per share	25,160,000	25,160	-	603,840	-	629,000
Beneficial conversion feature of convertible promissory note	-	-	-	125,000	-	125,000
Loss for the period January1,2014 to December 30, 2014	-	-	-	-	(474,023)	(474,023)
Balance – December 31, 2014	77,812,000	77,812	-	909,988	(610,518)	377,282

Common shares issued for cash and assets at $0.10 per share	1,350,000	1,350	-	133,650	-	135,000
Common shares subscribed in acquisition of subsidiary	-	-	191,750	-	-	191,750
Common shares subscribed	-	-	1,027,200	-	-	1,027,200
Issuance of subscribed shares	10,499,000	10,499	(1,083,950)	1,073,451	-	-
Common shares issued for services at $.37 per share	250,000	250	-	94,750	-	95,000
Loss for the period January1,2015 to June 30, 2015	-	-	-	-	(387,573)	(387,573)

Balance – June 30, 2015	89,911,000	$89,911	$135,000	$2,211,839	$(998,091)	$1,438,659

The accompanying notes are an integral part of the consolidated condensed financial statements.

Galenfeha, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014

OPERATING ACTIVITIES

Net loss	$(387,573)	$(164,369)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,804	1,940
Stock for services	95,000	-
Loss on disposal of assets	5,317	-
Changes in Operating Assets and Liabilities:
Increase in accounts receivable	(78,530)	(8,000)
Increase in inventory	(159,890)	(311,275)
Increase in prepaid expenses and other assets	(342,867)	(5,350)
Increase in accounts payable and accrued liabilities	196,949	21,352
Net cash used in operating activities	(661,790)	(465,702)

INVESTING ACTIVITIES
Purchase of fixed assets	(22,367)	(63,655)
Proceeds from sale of assets	47,016
Cash payment for subsidiary	(154,887)	-
Net cash used in financing activities	(130,238)	(63,655)

FINANCING ACTIVITIES
Proceeds on note payable	17,895	-
Payment on note payable – James Ketner	(24,316)	-
Proceeds (Repayments) on note payable – Warren T. Robertson	53,000	-
Payments on notes payable	(32,509)	-
Payments on convertible promissory notes	(125,000)	-
Sale of common stock	1,162,200	639,000

Net cash provided by financing activities	1,051,270	639,000

INCREASE IN CASH	259,242	109,643

CASH AT BEGINNING OF PERIOD	94,668	73,480

CASH AT END OF PERIOD	$353,910	$183,123

SUPPLEMENTAL INFORMATION AND NON-MONETARY TRANSACTIONS

Cash paid for:

Interest expense	$68,407	$-

Income taxes	$-	$-

Stock subscribed in acquisition of subsidiary	$191,750	$-

The accompanying notes are an integral part of the consolidated condensed financial statements.

Galenfeha, Inc.
Notes to Unaudited Consolidated Condensed Financial Statements
June 30, 2015

NOTE 1 - NATURE OF BUSINESS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2014 audited financial statements included in its Form 10-K filed with the Securities and Exchange Commission. The results of operations for the period ended June 30, 2015 and the same period last year are not necessarily indicative of the operating results for the full years.

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

For sales to all customers, including manufacturer representatives, distributors or their third-party customers, these criteria are met at the time product is shipped. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled. In addition, judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers and revenue is not recognized until we have determined that collectability is reasonably assured. The Company estimates customer product returns based on historical return patterns and reduces sales and cost of sales accordingly. As of June 30, 2015, 95% of sales were to a single customer.

CASH

All cash, other than held in escrow, is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents. Cash at June 30, 2015 and December 31, 2014 was $353,910 and $94,668, respectively.

ACCOUNTS RECEIVABLE

Accounts receivable represents the uncollected portion of amounts recorded as revenues. Management performs periodic analyses to evaluate all outstanding accounts receivable to estimate an allowance for doubtful accounts that may not be collectible, based on the best facts available to management. Management considers historical collection patterns, accounts receivable aging trends and specific identification of disputed invoices in its analyses. After all reasonable attempts to collect a receivable have failed, the receivable is directly written off. As of June 30, 2015 and December 31, 2014, the balance of the allowance for doubtful accounts was $0 and $0, respectively.

As of June 30, 2015, accounts receivable from one customer comprised 93% of total accounts receivable for a sales made in the quarter ended June 30, 2015.

INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in, first-out basis (“FIFO”), or market, including direct material costs and direct and indirect manufacturing costs. As of June 30, 2015, all work in process inventory assembled had been sold and only cost of materials and freight-in are included in raw material inventory.

PROPERTY

Property, plant and equipment is recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to ten years for furniture, fixtures, and equipment and forty years for improvements. Expenditures for repairs and maintenance are charged to expense as incurred.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs, predominately internal labor costs and costs of materials, are charged to expense when incurred.

ADVERITISING EXPENSES

Advertising expenses are expensed as incurred. The Company expensed advertising costs of $36,476 and $0 for the six month periods ended June 30, 2015 and 2014, respectively. The Company expensed advertising costs of $30,170 and $0 for the three month periods ended June 30, 2015 and 2014, respectively.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at June 30, 2015. As of June 30, 2015, the Company had no dilutive potential common shares.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The new standard provides guidance as to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's financial statements. The Company has elected to early adopt the provisions of ASU 2014-15 for these unaudited financial statements.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, ranging from three to forty years.

A summary is as follows:

	June 30, 2015	December 31, 2014
Manufacturing assets	$120,835	$120,835
Vehicles	-	56,828
Furniture and equipment	15,788	8,614
Improvements	21,472	6,280
	158,095	192,557

Less accumulated depreciation	(12,761)	(7,452)

Property and equipment, net	$145,334	$185,105

Depreciation expense related to property and equipment was $9,804 and $1,940 for the six months ended June 30, 2015 and 2014, respectively. Depreciation expense related to property and equipment was $4,957 and $1,668 for the three months ended June 30, 2015 and 2014, respectively.

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

The beneficial conversion discount is being amortized over the one year life of the promissory note. As of June 30, 2015, $80,479 of the discount has been amortized as interest. Interest amortized for the six months ended June 30, 2015 and 2014 was $61,986 and $0, respectively.

The Company incurred a loan of $13,875 relating to commercial general liability insurance. The note has an interest rate of 8.00%, payable in payments of $1,439 for 10 months. Additionally the Company incurred a loan of $6,721 relating to workers compensation, commercial property, and commercial automobile insurance. The note has an interest rate of 0.00%, payable in payments of $1,703 for two months and $663 for five months.

The current maturities and five year debt schedule for the three notes is as follows:

2015	$137,308
2016	5,586
2017	-
2018	-
Total current notes payable	$142,894

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

On May 1, 2015, the Company issued 250,000 shares of common stock in exchange for CAD/CAM Engineering Design Services for GLFH1200 series battery development

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company entered into a lease agreement for office and research facilities in Louisiana. One lease is for $10,200 per year for 24 months beginning May 1, 2014. The second lease is $2,600 per month for 24 months beginning on November 1, 2014.

The Company also entered into a lease agreement for facilities in Arkansas. This lease is for $750 per month, payable in quarterly payment of $2,250, due at the first of each quarter. This lease has no term and is currently month to month.

Additionally, the Company leases space in Fort Worth, Texas for corporate facilities for $99 monthly or $1,188 per year. The terms of this lease are also month to month.

Year
Ended	Amount
2015	$41,400
2016	29,400
2017	-
2018	-
2019	-
$70,800

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 8 – BUSINESS COMBINATION

On March 21, 2015, the Company completed its acquisition of Daylight Pumps, LLC, a corporation organized under the laws of Arkansas. The acquisition was for the business process and $10,000 inventory assets. Consideration was $5,300 in cash, a note payable of $53,000 and 76,700 common shares of stock. The Company also gave Daylight Pumps $221,000 for inventory. Upon evaluation of the inventory, it was determined fair market value was $58,413, with the balance considered additional goodwill in the transaction. The former owners will continue to operate the Company under the Daylight Pumps name. The stock consideration was determined at the price of $0.25 as traded on March 21, 2015.

Pursuant FASB ASC 805-10-25, the Company remains in the measurement period for one year subsequent to the closing date. Finalization of the acquisition accounting, including the finalization of the goodwill and separately identifiable intangible analysis will be completed prior to March 21, 2016.

The acquisition was reported as follows:

March 21, 2015
Inventory assets	$58,413
58,413

Cash for consideration	226,300
Note payable	53,000
Stock for consideration	191,750
Total Consideration	471,050

Goodwill	$412,637

NOTE 9 – SUBSEQUENT EVENTS

Also on July 1, 2015, the Company issued 400,000 shares of common stock to Jackson L. Morris, per a subscription agreement for legal services rendered.

Following the passing of Director Richard G. Owston on June 20, 2015, the Company returned 5,124,900 shares of common stock to the Company’s treasury, pursuant to the lockup agreement signed by all Directors and filed with the SEC on October 25, 2013.

In accordance to the Agreement and Plan of Acquisition of Daylight Pumps LLC, 180,000 shares of subscribed stock was issued on July 1, 2015 to the sellers of Daylight Pumps LLC.

NOTE 10 – RELATED PARTY TRANSACTIONS

On June 5, 2015 James Ketner, Chairman of the Board, purchased a GMC Truck back from the company for gross proceeds of $5,000. Additionally, on June 30, 2015 Mr. Ketner purchased back a Chrysler automobile from the company in exchange for an officer loan in the amount of $24,316 and assumption of the note payable to Chrysler Capital in the amount of $17,700.

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

At the end of fourth quarter 2014, we began researching the use of this battery technology outside of the oil and gas industry. In conjunction with these alternative markets, we tested a proof-of-concept model for use in zero emission recreational vehicles such as golf carts and an off-road UTV gas/electric hybrid platform. We finalized the acquisition of a chemical injection pump manufacturing company in first quarter of 2015. An initial production run of 200 chemical injection stations that incorporates our battery product was produced and delivered near the end of second quarter 2015.

In second quarter 2015, the company began selling battery products to the U.S. Military. This client placed a second order and the company delivered this order. These batteries are being used and tested in by the U.S. Military, and the company is anticipating a firm order in the near future from this client.

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

A condensed version of our 2015 statement of work is as follows:

  Finalize testing of battery technology in zero-emission recreational vehicles (completed)
  Finalize acquisition of DayLight Pump, LLC and begin distribution (completed)
  Begin production of second generation battery design in the United States (completed)
  Offer MIL-SPEC certified battery system technology (completed )
  Begin production of military vehicle and troop applications (9/15)
  Move all capable production to the United States (9/15)
  Search for mergers/acquisitions of complimenting companies (ongoing)
  Continue developing new technology (ongoing)

Since the Company’s inception, the Company has accomplished key milestones outlined in our 2014-2015 statement of work. A majority of the monies spent to date have been for developing new products, R&D cost, and the cost associated with purchasing raw material for production. We anticipate that in 2015, the Company will become profitable, and that these initial cost will be greatly reduced, and the majority use of capital will be in purchasing inventory for production, and the research and development of new products.

Liquidity

Assets

At June 30, 2015, we had total assets of $1,746,054, of which $353,910 was in cash.

Results of Operations for the Three Months ending June 30, 2015

Revenues

Revenues for the three months ended June 30, 2015 and 2014 were $242,784 and $8,000, respectively. The increase is from the Company implementing operations for the entire period.

Cost of Revenues

Cost of Revenues for the three months ended June 30, 2015 and 2014 were $110,770 and $10,041, respectively. Costs were cost of materials and manufacturing supplies with the increase due to implementation of operations.

Operating Expense

Total operating expenses for the three months ended June 30, 2015 and 2014 were $407,958 and $108,734, respectively. Expenses increased as the Company incurred engineering and other professional expenses in preparation for the manufacturing of batteries compared to 2014 when the Company had compliance costs and research and development.

Net Operating Loss and Net Loss

Net operating loss for the three months ended June 30, 2015 and 2014 was $275,944 and $110,775 respectively. The Company realized a lower net loss because of new revenue generation.

Net loss for the three months ended June 30, 2015 and 2014 was $314,819 and $110,745 respectively. The Company realized a higher net loss because of increased interest expense.

Results of Operations for the Six Months ending June 30, 2015

Revenues

Revenues for the six months ended June 30, 2015 and 2014 were $559,486 and $8,000, respectively. . The increase is from the Company implementing operations for the entire period.

Cost of Revenues

Cost of Revenues for the six months ended June 30, 2015 and 2014 were $305,596 and $10,041, respectively. Costs were cost of materials and manufacturing supplies with the increase due to implementation of operations.

Operating Expense

Total operating expenses for the six months ended June 30, 2015 and 2014 were $567,779 and $162,363, respectively. Expenses increased as the Company incurred engineering and other professional expenses in preparation for the manufacturing of batteries compared to 2014 when the Company had compliance costs and research and development.

Net Operating Loss and Net Loss

Net operating loss for the six months ended June 30, 2015 and 2014 was $313,889 and $164,404 respectively. The Company realized a lower net loss because of new revenue generation.

Net loss for the six months ended June 30, 2015 and 2014 was $387,573 and $164,369 respectively. The Company realized a higher net loss because of increased interest expense.

Equity Distribution

Since our incorporation, we have raised capital through private sales of our common equity. As of June 30, 2015, we have issued 89,911,000 shares of our common stock to various shareholders, in exchange for cash.

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

The Company’s Chief Executive Officer has evaluated our disclosure controls and procedures and concluded that these controls and procedures were not effective as of August 15, 2015.

Unremediated Material Weakness

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, which result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

We converted from an outside contractor to in-house for the preparation of the financial statements for our Independent Registered Public Accounting Firm. The internal statements had not been on a basis not in accordance with GAAP as of June 30, 2015 without the proper recording of accruals, inventory and stock sales.

To initially address this material weakness, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation of Material Weakness

To remediate the material weakness in our disclosure controls and procedures identified above, we have engaged the services of an outside accountant to prepare our financial statements. The accruals, inventory and other accounting items are being corrected with the implementation of the new accounting processes. With the transition from in-house accounting preparation to our outside accountant, proper accrual accounting is expected to be complete before the end of the third quarter of 2015.

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

Galenfeha, Inc.

Date: August 14, 2015	By:	/s/ Lucien Marioneaux
	Name:	Lucien Marioneaux
President and Chief Executive Officer
(Principal Financial Officer, Principal
Accounting Officer)