Form 10-Q
period 2015-09-30
Galenfeha, Inc.
filed 2015-11-16
CIK 1574676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to____________

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
Yes [  ] No     [X]

As of November 13, 2015, there were 90,226,100 shares of the registrant’s common stock outstanding, each with a par value of $0.001.

TABLE OF CONTENTS
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

Galenfeha, Inc.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Galenfeha, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2015	December 31, 2014

ASSETS
CURRENT ASSETS
Cash	$419,733	$94,668
Accounts receivable	58,800	-
Accounts receivable from related parties	25,169	113,506
Inventory	666,564	138,380
Prepaid inventory	101,600	-
Prepaid expenses	24,187	-
Total current assets	1,296,053	346,554
FIXED ASSETS, net of accumulated depreciation	178,077	185,105
OTHER ASSETS
Goodwill	412,637	-
Investments	-	66,000
Deposits	1,000	1,000
Total other assets	413,637	67,000
TOTAL ASSETS	$1,887,767	$598,659

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$89,572	$34,309
Accounts payable to related parties	12,664	-
Current maturities of long term debt	215,490	4,741
Related party convertible promissory note, net of unamortized
discounts	111,986	143,493
Due to officer	-	24,316
Total current liabilities	429,712	206,859
LONG TERM DEBT	-	14,518
Total liabilities	429,712	221,377

STOCKHOLDERS’ EQUITY
Common stock Authorized: 500,000,000 common shares, $0.001 par value, 95,351,000 issued and 90,226,100 outstanding at September 30, 2015 and 77,812,000 issued and outstanding at December 31, 2014	90,226	77,812
Additional paid-in capital	3,119,921	909,988
Treasury stock	5,125	-
Accumulated deficit	(1,757,217)	(610,518)
Total stockholders’ equity	1,458,055	377,282
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,887,767	$598,659

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Galenfeha, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three		For the Three		For the Nine		For the Nine
	Months Ended		Months Ended		Months Ended		Months Ended
	September 30, 2015		September 30, 2014		September 30, 2015		September 30, 2014
Revenues:
Third Parties	$249,681	$	- $		279,258 $		-
Related Parties	25,838		156,500		555,747		164,500

Cost of Sales	216,141		102,030		521,737		112,071

Gross Profit	59,378		54,470		313,268		52,429

Operating Expenses:
General and administrative	182,926		65,067		340,708		132,626
Payroll expenses	353,904		93,586		624,392		132,290
Professional fees	135,099		5,732		165,728		37,542
Engineering research and development	107,955		-		207,031		22,350
Depreciation expense	4,257		1,663		14,061		3,604
Total operating expenses	784,141		166,048		1,351,920		328,412

Loss from continuing operations	(724,763)		(111,578)		(1,038,652)		(275,983)

Other (expense) income
Gain (loss) on sale of assets	-		-		(5,317)		-
Interest income	-		10		40		46
Interest expense	(34,363)		(22)		(102,770)		(22)
Total other (expense)	(34,363)		(12)		(108,047)		24

Net loss	$(759,126)		$(111,590	) $	(1,146,699	) $	(275,959)

Net loss per share, basic and diluted	$(0.01)		$(0.00	) $	(0.01	) $	(0.00)
Weighted average number of common shares outstanding, basic and diluted	86,150,013		77,812,000		83,808,979		67,642,722

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Galenfeha, Inc.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated Treasury
	Shares	Amount	Capital	Deficit	Stock	Total

Balance – December 31, 2014	77,812,000	$77,812	$909,988	$(610,518)	$-	$377,282

Common shares issued for cash at $0.10 per share	3,850,000	3,850	381,150	-	-	385,000
Common shares issued for cash at $0.05 per share	2,000,000	2,000	98,000	-	-	100,000
Common shares issued for acquisition of subsidiary	767,000	767	190,983	-	-	191,750
Common shares issued for cash at $0.10 per share	10,272,000	10,272	1,016,928	-	-	1,027,200
Options expense	-	-	227,241	-	-	227,241
Treasury stock returned pursuant to lockup agreement	(5,124,900)	(5,125)	-	-	5,125	-
Common shares issued for services	650,000	650	295,631	-	-	296,281
Net loss	-	-	-	(1,146,699)		(1,146,699)

Balance – September 30, 2015	90,226,100	$90,226	$3,119,921	$(1,757,217)	$5,125	$1,458,055

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Galenfeha, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014

OPERATING ACTIVITIES
Net loss	$(1,146,699)	$(275,959)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14,061	3,604
Common shares issued for services	296,281	-
Options expense	227,241	-
Loss on sale of fixed assets	5,317	-
Amortization of debt discounts	93,493	-
Changes in Operating Assets and Liabilities:
(Increase) Decrease in accounts receivable	29,537	(27,500)
Increase in inventory	(469,771)	(231,508)
Increase in prepaid expenses and other assets	(125,787)	(2,800)
Increase in accounts payable and accrued liabilities	67,927	32,423
Net cash used in operating activities	(1,008,400)	(501,740)

INVESTING ACTIVITIES
Purchase of fixed assets	(59,366)	(75,988)
Proceeds from sale of fixed assets	5,000	-
Cash paid for acquisition of subsidiary	(160,300)	-
Net cash used in financing activities	(214,666)	(75,988)

FINANCING ACTIVITIES
Proceeds from notes payable	199,189	-
Payments on notes payable	(38,258)	-
Payments on related party convertible promissory note	(125,000)	-
Proceeds from sale of common stock	1,512,200	639,000
Net cash provided by financing activities	1,548,131	639,000

INCREASE IN CASH	325,065	61,272
CASH AT BEGINNING OF PERIOD	94,668	73,480
CASH AT END OF PERIOD	$419,733	$134,752

SUPPLEMENTAL INFORMATION
Cash paid for:
Interest expense	$1,078	$22
Income taxes	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES
Treasury stock returned to Company pursuant to lockup agreement	$5,125	$-
Common stock issued for acquisition of subsidiary	191,750	-
Assumption of liabilities by an officer for disposal of fixed assets	42,016	-
Note payable issued for acquisition of subsidiary	53,000	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Galenfeha, Inc.
Notes to Unaudited Consolidated Financial Statements
September 30, 2015

NOTE 1 - NATURE OF BUSINESS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2014 audited financial statements included in its Form 10-K filed with the Securities and Exchange Commission. The results of operations for the period ended September 30, 2015 and the same period last year are not necessarily indicative of the operating results for the full years.

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses and net cash used in operations since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

For sales to all customers, including manufacturer representatives, distributors or their third-party customers, these criteria are met at the time product is shipped. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled. In addition, judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers and revenue is not recognized until we have determined that collectability is reasonably assured. The Company estimates customer product returns based on historical return patterns and reduces sales and cost of sales accordingly. During the nine months ended September 30, 2015, 67% of sales were to a single related party customer.

CASH AND CASH EQUIVALENTS

All cash, other than held in escrow, is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents. Cash at September 30, 2015 and December 31, 2014 was $419,733 and $94,668, respectively.

ACCOUNTS RECEIVABLE

Accounts receivable represents the uncollected portion of amounts recorded as revenues. Management performs periodic analyses to evaluate all outstanding accounts receivable to estimate an allowance for doubtful accounts that may not be collectible, based on the best facts available to management. Management considers historical collection patterns, accounts receivable aging trends and specific identification of disputed invoices in its analyses. After all reasonable attempts to collect a receivable have failed, the receivable is directly written off. As of September 30, 2015 and December 31, 2014, the balance of the allowance for doubtful accounts was $0 and $0, respectively.

As of September 30, 2015, accounts receivable from one related party customer comprised 30% of total accounts receivable and accounts receivable from one third party customer comprised 39% of accounts receivable..

INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in, first-out basis (“FIFO”), or market, including direct material costs and direct and indirect manufacturing costs. As of September 30, 2015, all work in process inventory assembled had been sold and only cost of materials and freight-in are included in raw material inventory.

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

ADVERITISING EXPENSES

Advertising expenses are expensed as incurred. The Company expensed advertising costs of $74,602 and $3,195 for the nine month periods ended September 30, 2015 and 2014, respectively. The Company expensed advertising costs of $38,126 and $3,195 for the three month periods ended September 30, 2015 and 2014, respectively.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at September 30, 2015. As of September 30, 2015, the Company had no dilutive potential common shares.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, ranging from three to forty years. A summary is as follows:

	September 30, 2015	December 31, 2014
Manufacturing assets	$157,835	$120,835
Vehicles	-	56,828
Furniture and equipment	15,788	8,614
Improvements	21,472	6,280
	195,095	192,557

Less accumulated depreciation	(17,018)	(7,452)
Property and equipment, net	$178,077	$185,105

Depreciation expense related to property and equipment was $14,061 and $3,604 for the nine months ended September 30, 2015 and 2014, respectively. Depreciation expense related to property and equipment was $4,257 and $1,663 for the three months ended September 30, 2015 and 2014, respectively.

During the nine months ended September 30, 2015, James Ketner, Chairman of the Board, purchased a GMC Truck and a Chrysler automobile from the company in exchange for the settlement of an officer loan in the amount of $24,316, a cash payment of $5,000 and the assumption of the note payable to Chrysler Capital in the amount of $17,700. The transaction resulting in a loss on the disposal of fixed assets of $5,317.

NOTE 5 – NOTES PAYABLE

The Company issued a convertible promissory note to a related party in 2014 for $250,000. The Company accounts for convertible notes payable in accordance with the guidelines established by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 470-20, Debt with Conversion and Other Options. The Beneficial Conversion Feature ("BCF") of a convertible note is normally characterized as the convertible portion or feature of certain notes payable that provide a rate of conversion that is below market value or in-the-money when issued. The Company records a BCF related to the issuance of a convertible note when issued and also records the estimated fair value of any warrants issued with those convertible notes. Beneficial conversion features that are contingent upon the occurrence of a future event are recorded when the contingency is resolved.

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

The intrinsic value of the beneficial conversion feature was determined to be $125,000 and the discount is being amortized over the one year life of the promissory note. As of September 30, 2015, $111,986 of the discount has been amortized as interest expense. Interest amortized for the nine months ended September 30, 2015 and 2014 was $93,493 and $0, respectively. The Company repaid $125,000 under this note during the nine months ended September 30, 2015 and the outstanding balance was $125,000 as of September 30, 2015.

The Company financed inventory purchased from Daylight Pumps in the related business combination in the amount of $53,000 which is payable to Warren T. Robertson. The note has an interest rate of 0.00%, payable in four payments of $13,250, by the end of each quarter, beginning April 1, 2105. The Company repaid $26,500 under this note during the nine months ended September 30, 2015 and the outstanding balance was $26,500 as of September 30, 2015.

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

The Company incurred a loan of $78,593 that is secured by a customer purchase order. The loan has an interest rate of 4.75% payable in four payment of $19,843 with the first payment due on December 28, 2015. The Company also took out a line of credit of $100,000 which is payable on demand. Interest only payments were made during the nine months ending September 30, 2015.

The current maturities and five year debt schedule for the notes is as follows:

2015	$137,247
2016	78,243
2017	-
2018	-
Total current notes payable	$215,490

NOTE 6 - SHAREHOLDERS’ EQUITY

COMMON STOCK

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.001.

On February 17, 2015, the Company sold 1,350,000 shares of its common stock to one private investor at a price of $0.10 per share, for a total of $135,000. Between February 2 and April 27, 2015, the Company sold 10,272,000 shares of common stock to 117 private investors at a fixed price of $0.10 per share, or an aggregate sale price of $1,027,200. On September 18, 2015, the Company sold 2,000,000 shares of its common stock to an entity Board Chairman James Ketner controls at a price of $0.05 per share, for a total of $100,000. On September 24, 2015, the Company sold 2,500,000 shares of common stock to Galenfeha President/CEO Lucien Marioneaux, Jr. at a fixed price of $0.10 per share, for a total of $250,000. These purchases were made pursuant to the board resolution ratified on August 28, 2015 for affiliate stock purchase.

In October 2014, the Company entered into an agreement for the issuance of 1,000,000 common shares for CAD/CAM Engineering Design Services for GLFH1200 series battery development. The shares vest in equal installments of 250,000 each year following the date of the agreement. On May 1, 2015, the Company issued 250,000 shares under this award. During the nine months ended September 30, 2015, $176,281 was expensed under this award and $150,394 remains to be expensed over the remaining service period.

On July 1, 2015, the Company issued 400,000 shares of common stock for legal services rendered valued at $120,000. The $120,000 was expensed during the nine months ended September 30, 2015.

Following the passing of Director Richard G. Owston on June 20, 2015, 5,124,900 shares of common stock were returned to the Company’s treasurer, pursuant to the lockup agreement signed by all Directors and filed with the SEC on October 25, 2013.

During the nine months ended September 30, 2015, the Company issued 767,000 common shares for the acquisition of its subsidiary (see Note 8).

During the nine months ended September 30, 2015, the Company granted an aggregate of 1,850,000 options to a military sales representative and two employees. Col. Ashton Naylor (Ret) received 100,000 options exercisable at $0.25 per share, Chris Watkins received 750,000 options exercisable at $0.25 per share and Jeff Roach received 1,000,000 options exercisable at $0.20 per share. These options expire on April 1, 2016; June 11, 2020, and February 1, 2017, respectively. The options vest in equal tranches over periods ranging from 2 to 5 years. The aggregate fair value of the option grants was determined to be $404,412 using the Black-Scholes Option Pricing Model and the following assumptions: volatilities between 218% and 236%, risk free rates between .27% and 1.74%, expected terms between 1 and 5 years and zero expected dividends. The fair value of the award is being expensed over the vesting periods. $227,241 was expensed during the nine months ended September 30, 2015 and $177,171 will be expensed over the remaining vesting period.

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

NOTE 8 – BUSINESS COMBINATION

On March 21, 2015, the Company completed its acquisition of Daylight Pumps, LLC, a corporation organized under the laws of Arkansas. The acquisition was for the business process and $10,000 inventory assets. Consideration was $5,300 in cash, a note payable of $53,000 and 767,700 common shares of stock. The Company also gave Daylight Pumps $221,000 for inventory. Upon evaluation of the inventory, it was determined fair market value was $58,413, with the balance considered additional goodwill in the transaction. The former owners will continue to operate the Company under the Daylight Pumps name. The stock consideration was determined at the price of $0.25 as traded on March 21, 2015. The acquisition was reported as follows:

March 21, 2015
Inventory assets	$58,413
58,413

Cash for consideration	226,300
Note payable	53,000
Stock for consideration	191,750
Total Consideration	471,050

Goodwill	$412,637

NOTE 9 – RELATED PARTY TRANSACTIONS

On November 1, 2014, the Company entered into a Convertible Promissory Note Agreement with Ray Moore Sr., a related party, in the amount of $250,000. The note bears an interest rate of 7% per annum until paid in full. Repayment of the loan is due on or before November 7, 2015. The lender shall have the right to convert this indebtedness to equity shares of Galenfeha at the rate of one share per $.50 of indebtedness for a total of 500,000 shares upon the expiration date, or at any time the Lender desired for the relieve of indebtedness of Maker. As of September 30, 2015, the principal and interest due on the note is $135,788.

Falcon Resources, LLC & MarionAv, LLC are two companies owned by Board Member, Trey Moore, and CEO/President, Lucien Marioneaux, Jr., respectively. These related party entities provide flight services to employees and directors of the Company. The total amount paid for flight services to Falcon Resources and MarionAv, LLC for the nine months ending September 30, 2015 totaled $18,838 and $956, respectively.

On June 5, 2015 James Ketner, Chairman of the Board, purchased a GMC Truck back from the company for gross proceeds of $5,000. Additionally, on June 30, 2015 Mr. Ketner purchased back a Chrysler automobile from the company in exchange for an officer loan in the amount of $24,316 and assumption of the note payable to Chrysler Capital in the amount of $17,700.

Galenfeha sells a portion of its finished goods to Fleaux Services, LLC, a company owned by Board Member, Trey Moore. During the nine months ended September 30, 2015, sales to the related company totaled $555,747. As of September 30, 2015, the Company had outstanding receivables from the related party company of $25,169. As of September 30, 2015, the Company had an outstanding accounts payable balance to Fleaux Services, LLC totaling $9,153. During the third quarter of 2015, the Company paid Fleaux Services, LLC $25,500 for engineering research & development services rendered.

Galenfeha purchases component parts used in the assembly of inventory items from River Cities Machine, LLC, a company owned by CEO/President, Lucien Marioneaux, Jr. During the nine months ended September 30, 2015 purchases from the related company totaled $95,246.

Beginning in July of 2015, the Company agreed to pay a consulting fee of $8,000 per month to KTNR, Inc., a related party entity owed by the Chairman of the Board, James Ketner. Total consulting fees paid during the third quarter of 2015 totaled 24,000.

On September 18, 2015, the Company sold 2,000,000 shares of its common stock to an entity Board Chairman James Ketner controls at a price of $0.05 per share, for a total of $100,000. On September 24, 2015, the Company sold 2,500,000 shares of common stock to Galenfeha President/CEO Lucien Marioneaux, Jr. at a fixed price of $0.10 per share, for a total of $250,000. These purchases were made pursuant to the board resolution ratified on August 28, 2015 for affiliate stock purchase.

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

We have realized growth in overall product sales in 2015 for reasons threefold: 1.) Increased market acceptance of our products, 2.) Embedding the battery technology within our chemical injection pump systems which not only serves to further validate product viability but also assisted in expanding beyond automation and measurement to the production sector of the petroleum industry, 3.) Introduction of our technology outside the petroleum industry in to additional markets. A condensed version of our 2015 statement of work is as follows:

•	Finalize testing of battery technology in zero-emission recreational vehicles (completed)
•	Finalize acquisition of DayLight Pump, LLC and begin distribution (completed)
•	Begin production of second generation battery design in the United States (completed)
•	Receive MIL-SPEC certification for our battery system technology (Now available )
•	Begin production of military vehicle and troop applications (Sales began July 2015)
•	Move all capable production to the United States (12/15)
•	Search for mergers/acquisitions of complimenting companies (ongoing)
•	Continue developing new technology (ongoing)

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

Liquidity

Assets

At September 30, 2015, we had total assets of $1,887,767, of which $419,733 was in cash.

Results of Operations for the Three Months ending September 30, 2015

Revenues

Revenues for the three months ended September 30, 2015 and 2014 were $275,519, and $156,500, respectively. Of the $275,519; $249,681 were to third parties and $25,838 were to related parties. All of the sales attributable to the $156,500 were to related parties. The increase is from the Company expanding their customer base for the entire period.

Cost of Revenues

Cost of Revenues for the three months ended September 30, 2015 and 2014 were $216,141 and $102,030, respectively. Costs were cost of materials and manufacturing supplies with the increase due to implementation of operations.

Operating Expense

Total operating expenses for the three months ended September 30, 2015 and 2014 were $781,141 and $166,048, respectively. Expenses increased as the Company incurred engineering and other professional expenses in preparation for the manufacturing of batteries compared to 2014 when the Company had compliance costs and research and development.

Net Operating Loss and Net Loss

Net operating loss for the three months ended September 30, 2015 and 2014 was $724,763 and $111,578 respectively. The Company realized a higher net loss because of share based employee compensation, increased employee compensation and shares issued for legal services rendered.

Net loss for the three months ended September 30, 2015 and 2014 was $759,126 and $111,590 respectively. The Company realized a higher net loss because of increased interest and amortization expense relating to a convertible promissory note, share based employee compensation, increased employee compensation and shares issued for legal services rendered.

Results of Operations for the Nine Months ending September 30, 2015

Revenues

Revenues for the nine months ended September 30, 2015 and 2014 were $835,005 and $164,500, respectively. Of the $835,005; $279,258 were to third parties and $555,747 were to related parties. All of the sales attributable to the $164,500 were to related parties The increase is from the Company implementing operations for the entire period.

Cost of Revenues

Cost of Revenues for the nine months ended September 30, 2015 and 2014 were $521,737 and $112,071, respectively. Costs were cost of materials and manufacturing supplies with the increase due to implementation of operations.

Operating Expense

Total operating expenses for the nine months ended September 30, 2015 and 2014 were $1,351,920 and $328,412, respectively. Expenses increased as the Company incurred engineering and other professional expenses in preparation for the manufacturing of batteries compared to 2014 when the Company had compliance costs and research and development.

Net Operating Loss and Net Loss

Net operating loss for the nine months ended September 30, 2015 and 2014 was $1,038,652 and $275,983 respectively. The Company realized a higher net loss because of share based employee compensation, increased employee compensation and shares issued for legal services rendered.

Net loss for the nine months ended September 30, 2015 and 2014 was $1,146,699 and $275,959 respectively. The Company realized a higher net loss because of increased interest and amortization expense relating to a convertible promissory note, share based employee compensation, increased employee compensation and shares issued for legal services rendered.

Equity Distribution

Since our incorporation, we have raised capital through private sales of our common equity. As of September 30, 2015, we have issued 90,226,100 shares of our common stock to various shareholders, in exchange for cash.

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

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our Chief Executive Officer has evaluated the effectiveness of the design and operation of our disclosure controls and procedures to ensure that:

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

The Company’s Chief Executive Officer has evaluated our disclosure controls and procedures and concluded that these controls and procedures were not effective as of September 30, 2015.

Unremediated Material Weakness

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, which result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

We converted from an outside contractor to in-house for the preparation of the financial statements for our Independent Registered Public Accounting Firm. The internal statements had not been on a basis not in accordance with GAAP as of September 30, 2015 without the proper recording of accruals, inventory and stock sales.

To initially address this material weakness, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation of Material Weakness

To remediate the material weakness in our disclosure controls and procedures identified above, we have engaged the services of an outside accountant to prepare our financial statements. The accruals, inventory and other accounting items are being corrected with the implementation of the new accounting processes. With the transition from in-house accounting preparation to our outside accountant, proper accrual accounting is expected to be complete before the end of the fourth quarter of 2015.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 17, 2015, the Company sold 1,350,000 shares of its common stock to one private investor at a price of $0.10 per share, for a total of $135,000. Between February 2 and April 27, 2015, the Company sold 10,272,000 shares of common stock to 117 private investors at a fixed price of $0.10 per share, or an aggregate sale price of $1,027,200. These shares were issued on May 1, 2015. On May 1, 2015, the Company issued 250,000 shares of common stock to Pietro Pagliaruli for CAD/CAM Engineering Design Services for GLFH1200 series battery development. On May 1, 2015, the Company issued 33,125 shares of common stock to Warren T. Robertson as a quarterly percentage valuation, part of the acquisition terms of Daylight Pumps, LLC. Also on May 1, 2015, 47, 000 shares of common stock for percentage balance of inventory, and 146,875 shares of common stock as a quarterly percentage valuation, were issued to Wayne Hightower, as part of the acquisition terms of Daylight Pumps, LLC. On July 1, 2015, the Company issued 33,125 shares of common stock to Warren T. Robertson, and 146,875 shares of common stock to Wayne Hightower, both as a quarterly percentage valuation per the acquisition terms of Daylight Pumps, LLC. Also on July 1, 2015, the Company issued 400,000 shares of common stock to Jackson L. Morris, per a subscription agreement for legal services rendered. Following the passing of Director Richard G. Owston on June 20, 2015, the Company returned 5,124,900 shares of common stock to the Company’s treasury, pursuant to the lockup agreement signed by all Directors and filed with the SEC on October 25, 2013. On September 18, 2015, the Company sold 2,000,000 shares of its common stock to an entity Board Chairman James Ketner controls at a price of $0.05 per share, for a total of $100,000. On September 24, 2015, the Company sold 2,500,000 shares of common stock to Galenfeha President/CEO Lucien Marioneaux, Jr. at a fixed price of $0.10 per share, for a total of $250,000.

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

Galenfeha, Inc.

Date: November 16, 2015	By:	/s/ Lucien Marioneaux
	Name:	Lucien Marioneaux
President and Chief Executive Officer
(Principal Financial Officer, Principal
Accounting Officer)