Form 10-K
period 2015-12-31
Galenfeha, Inc.
filed 2016-03-30
CIK 1574676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUAND TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
Yes [   ]      No [X]

No public market for the registrant’s common stock existed on the last business day of the most recently completed second fiscal quarter and therefore no market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2015 can be established.

As of March 30, 2016, there were 86,126,100 shares of the registrant’s common stock outstanding, each with a par value of $.001.

TABLE OF CONTENTS
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

  100% “green” chemistry
  RoHS compliant – Restriction of Hazardous Substances (i.e. lead, heavy metals)
  Contains no lead, heavy metals, or sulfuric acid
  Active short circuit protection control
  Over-charge protection
  Not subject to thermal runaway
  Completely dry internally
  Over discharge protection
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

Risks Related to our Business

We have incurred net losses since our inception.

We have not been profitable since our inception. Since our inception on March 14, 2013 through December 31, 2015, we had a net loss of $2,209,834. Since our inception, we have generated limited revenues from operations. There is a substantial risk that we may never generate enough revenues to become profitable, and we might have to discontinue operations, in which you could lose your entire investment.

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

Although we believe we have sufficient capital for the next 12 months, and this capital is sufficient for us to execute our business model, there could be unforeseen expenses that would make it necessary to raise additional capital. There can be no assurance that we will be able to obtain additional financing, and our failure to obtain such additional financing could result in the delay or indefinite postponement of further operations, which would have a material adverse effect on our business. Currently, our plans for raising additional funds is by our directors and officers making additional equity purchases from or loans to us, as well as additional private placements to known individuals with whom we have long term relationships, either of which might be unsuccessful. Additionally we have secured debt financing through local banking relationships by pledging customer sales orders and inventory as collateral against finds borrowed.

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

Our directors and officers own a total of 23,321,600 shares, or twenty-seven percent, of our issued and outstanding common stock. Assuming they sell all of the shares of our common stock they have registered for sale in other registration statements, they will own 23,321,600 shares, or twenty-seven percent of our issued and outstanding common stock. Each issued and outstanding share of common stock is entitled to one vote on each nominee for a directorship and on other matters presented to stockholders for approval. Our Articles of Incorporation do not authorize cumulative voting for the election of directors. Any person or group who controls or can obtain more than fifty percent of the votes cast for the election of each director, as our management can do now, will control the election of all directors and other stockholders will not be able to elect any directors or exert any influence over management decisions. Removal of a director for any reason requires a majority vote of our issued and outstanding shares of common stock.

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

ITEM 2 – DESCRIPTION OF PROPERTIES

We do not own any real property. We lease 3,750 square feet of warehouse/general office space in Shreveport, Louisiana, under a non-cancelable operating lease with an unrelated third party which expires November 1, 2016. Rental expense for the year ended December 31, 2015 was $31,200 with monthly payments of $2,600. We lease an additional 1,250 square feet of warehouse/general office space in Shreveport, Louisiana through a non-cancelable operating lease with an unrelated third party which expires May 1, 2016. Rental expense for the year ended December 31, 2015 was $10,200. We leased warehouse space in Alma, Arkansas under a monthly agreement beginning on January 1, 2015 with an unrelated third party. Rental expense for the year ended December 31, 2015 was $4,500 with quarterly payments of $2,200. The lease was terminated after six months on June 30, 2015. We lease our headquarters office space in Ft. Worth, Texas with an unrelated third party. Rent payments totaling $99 per month commence on January 1, 2015. Rental expense for the year ended December 31, 2015 was $1,188.

ITEM 3 – LEGAL PROCEEDINGS

We are not engaged in any legal or administrative proceeding and believe none are threatened against us.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5 – MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our stock is quoted on the OTCPink inter-dealer quotation system under the ticker symbol GLFH. Beginning September 26, 2014 the low and high bid prices for our common stock for the quarter ended September 30, 2014 were $0.50 and $0.35. The low and high bid prices for our common stock for the quarter ended December 31, 2014 were $4.00 and $0.30. The high and low bid prices for our common stock for the quarter ended March 31, 2015 were approximately $0.45 and $0.10. The high and low bid prices for our common stock for the quarter ended June 30, 2015 were approximately $0.49 and $0.13. The high and low bid prices for our common stock for the quarter ended September 30, 2015 were $0.48 and $0.15, The high and low bid prices for our common stock for the quarter ended December 31, 2015 were $0.33 and $0.08. The high and low bid prices for our common stock on March 30, 2016 as quoted on the OTC Bulletin Board, was approximately $0.15 and $0.08. This information has been obtained from http://finra-markets.morningstar.com. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders of Common Stock

At March 30, 2016 we had 165 stockholders of record.

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

Recent Sales of Unregistered Securities

On February 17, 2015, the Company sold 1,350,000 shares of its common stock to one private investor at a price of $0.10 per share, for a total of $135,000. Between February 2 and April 27, 2015, the Company sold 10,272,000 shares of common stock to 117 private investors at a fixed price of $0.10 per share, or an aggregate sale price of $1,027,200. On September 18, 2015, the Company sold 2,000,000 shares of its common stock to an entity controlled by former Board Chairman James Ketner at a price of $0.05 per share, for a total of $100,000. On September 24, 2015, the Company sold 2,500,000 shares of common stock to Galenfeha President/CEO Lucien Marioneaux, Jr. at a fixed price of $0.10 per share, for a total of $250,000. These purchases were made pursuant to the board resolution ratified on August 28, 2015 for affiliate stock purchase.

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

Overview

In 2014, GLFH developed new battery technology primarily designed to operate automation and measurement computers in remote oil field locations. Such technology provides an environmentally friendly, inherently safe, internally temperature regulated, uninterruptible power supply for oil and gas well location automation and measurement equipment. Throughout 2014 this battery system proved effective in rigorous field-testing and was placed in to marketable production, now known as LiFePO4 battery systems.

During initial production, GLFH developed a private label, unique, user interface driven, real-time battery state of charge and asset tracking system that is internally integrated within the Company’s line of LiFePO4 battery systems.

The system communicates the current battery performance, and operates as a Cloud driven database to collect and collate individual client information and uses unique ESN numeric identifiers to reference each client’s specific asset performance and inventory. Asset-tracking utilizes a combination of CDMA technologies coupled with satellite geo-location referencing to accurately monitor and track the battery system in the event of theft.

Early third quarter 2014, GLFH began shipping its patent pending battery systems to a multi-state distributor in Shreveport, Louisiana. The battery system saw rapid acceptance within the industry, thus increasing oil and gas demand through the remainder of 2014.

In 2015, GLFH began researching the use of this battery technology outside of the oil and gas industry. In conjunction with alternative markets, GLFH successfully tested a proof-of-concept model for use in zero emission recreational vehicles such as golf carts and an off-road UTV gas/electric hybrid platform. Additionally, GLFH sought additional product lines to its battery systems to increase revenue while establishing a synergy among products such that each product line could add value to the other.

GLFH acquired DayLight Pump, LLC, a chemical injection pump manufacturing company, in early 2015 and all operations and manufacturing were relocated to Shreveport, Louisiana. Following slight enhancements to the DayLight Pump design, and following rigorous field-testing, DayLight Pumps, as we know them today were manufactured and placed into final production. As planned, these chemical injection stations incorporate the GLFH LiFePO4 battery systems, at various levels. DayLight Pumps with GLFH LiFePO4 battery systems were introduced into the commercial market mid-2015.

GLFH realized growth in overall product sales in 2015 for reasons threefold: 1.) Increased market acceptance of our products, 2.) Embedding the battery technology within our chemical injection pump systems which not only serves to further validate product viability but also assisted in expanding beyond automation and measurement to the production sector of the petroleum industry, 3.) Introduction of our technology outside the petroleum industry in to additional markets. 2015 goals were met regarding zero emissions vehicle testing, the successful acquisition of Daylight Pump, LLC, as well as the initial design of a second-generation battery management system. Chemical injection pumps and accessories showed significant increase gross revenue, as desired and the company was able to branch out of the oil and gas market to the United States Armed Forces in the testing of GLFH LiFePO4 battery systems for use in automated range targeting systems. Armed Forces testing was completed mid-year 2015 with two facilities performing simultaneous field-testing which ultimately proved successful. Third quarter 2015 saw the first shipment of GLFH LiFePO4 battery systems to Fort Campbell. Such a milestone is of note as it represents a first not only for GLFH, but also the acceptance and usage of the LiFePO4 chemistry by the United States Government.

2015 also proved successful in that a solidified distribution network was established with a number of national and long-standing regional distribution partners opening the GLFH product line to nationwide distribution. Promptly following the establishment of the distribution network, hands-on product training sessions were conducted personally with each distribution hub while initial stocking orders were placed and shipped across the nation.

Since the Company’s inception, the Company has accomplished key milestones outlined in its 2014-2015 statement of work. A majority of the monies spent to date have been for initial financing actives related to creating a public company, product development, including research and field-testing as well as for the purchase of inventory and ordinary day-to-day operations. We anticipate that in 2016, the Company will increase profitability, and that cash flow will be such as to allow for the production of additional inventory items to reduce lead-times for product sales, continued market growth and the development of those products desired within our market sectors which may add to the synergies already enjoyed.

Liquidity and Capital Resources

“Liquidity” refers to our ability to generate adequate amounts of cash to meet our funding needs. We believe we have adequate capital resources and liquidity from our operations to maintain current operations during 2016, but continue to be dependent on sales of common stock to fund operations until we achieve a positive cash flow.

We do not currently have material commitments for capital expenditures and do not anticipate entering into any such commitments during the next twelve months. Our current commitments consist primarily of lease obligations for office space, computer equipment, and office equipment.

At December 31, 2015, we had current assets of $1,115,793 comprised of cash of $47,333, trade receivables of $107,760, prepaid expenses of $10,083 and inventory of $950,617. Our current liabilities were $195,771 in current maturities of long term debt, $351,296 in accounts payable and accrued expenses, and $125,000 in a convertible promissory note payable, net of discount, resulting in working capital of $443,726.

Net cash used in operating activities was $1,347,371 for the year ended December 31, 2015, from a net loss of $1,599,316, increase in inventory of $753,824, accounts receivable of $107,424 and prepaid expenses of $10,083 offset by decrease in accounts receivable from related party of $113,170, increase in payables of $193,705, increase in payables to related parties of $123,282, depreciation and amortization of $24,390, common shares issued for services of $261,352, employee options expense of $295,553, loss on sale of assets of $5,317 and amortization of discount of $106,507.

Cash used in investing activities in fiscal 2015 was $228,376 of which $73,076 was used for the purchase of equipment, offset by $5,000 in proceeds from sale of equipment and a $160,300 cash investment in Daylight Pumps.

Net cash provided by financing activities was $1,528,412, consisting of $1,512,200 for the sale of stock, proceeds from notes payable of $267,573, borrowings on finance contracts of $20,596, offset by $133,152 in principal payments, $125,000 in payments on convertible promissory notes, and $13,805 in payments on finance contracts. Since inception, we have used our common stock to raise money for the research and development of our intended products, for corporate expenses, and for current operations.

Deficit accumulated since inception is $2,209,834. Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our management and stockholders, the continued issuance of equity to new stockholders, and our ability to achieve and maintain profitable operations.

We did not have any material commitments at December 31, 2015.

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

Results of Activities

For the Year Ended December 31, 2015

Results of Operations

We are a recently organized company and have incurred $2,468,764 in expenses from inception (March 14, 2013) through December 31, 2015. For the years ended December 31, 2015 and 2014 we incurred $1,813,022 and $519,360, respectively, in general and administrative expenses, payroll expenses, professional fees, and engineering research and development.

Revenues:

Our revenues were $1,290,284 for the year ended December 31, 2015 compared to $280,063 in 2014. Of the $1,290,284 of revenue recorded during 2015, $613,446 were to third parties and $676,838 were to related parties. All of the sales attributable to the $280,063 were to related parties. The increase is from the Company implementing operations for the entire period and from the acquisition of Daylight Pumps. Chemical injection sales represented over 50% of the 2015 year to date gross revenue.

Cost of Revenues:

Our cost of revenue was $958,604 for the year ended December 31, 2015, compared to $213,660 in 2014. Costs were cost of materials and manufacturing supplies with the increase due to implementation of operations.

Operating Expenses:

Operating expenses for the year ended December 31, 2015, and December 31, 2014, were $1,813,022 and $519,360, respectively. Expenses increased as the Company incurred engineering and other professional expenses in preparation for the manufacturing of batteries compared to 2014 when the Company had compliance costs and research and development.

Net Operating Loss and Net Loss:

Net operating loss for the year ended December 31, 2015 and 2014 was $1,481,342 and $452,957 respectively. The Company realized a higher net loss because of an increase in administrative expenses and professional fees due to the increased activity of the company along with share based employee compensation, increased employee compensation and shares issued for legal services rendered.

Net loss for the year ended December 31, 2015 and 2014 was $1,599,316 and $474,023 respectively. The Company realized a higher net loss because of increased interest and amortization expense relating to a convertible promissory note, share based employee compensation, increased employee compensation and shares issued for legal services rendered.

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

Galenfeha, Inc.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Galenfeha, Inc.
Ft. Worth, Texas

We have audited the accompanying consolidated balance sheet of Galenfeha, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galenfeha, Inc. and its subsidiary as of December 31, 2015, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred net losses and net cash used in operations since inception. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
March 30, 2016

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

Kyle L. Tingle, CPA, LLC

April 15, 2015
Las Vegas, Nevada

Galenfeha, Inc.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2015 and 2014

	December 31, 2015	December 31, 2014

ASSETS
CURRENT ASSETS
Cash	$47,333	$94,668
Accounts receivable	107,424	-
Accounts receivable from related parties	336	113,506
Inventory	950,617	138,380
Prepaid expenses	10,083	-
Total current assets	1,115,793	346,554
FIXED ASSETS, net of accumulated depreciation of $21,419 and $7,452, respectively	187,386	185,105
OTHER ASSETS
Goodwill	389,839	-
Customer list net of accumulated amortization of $5,928 and $0, respectively	16,870	-
Deposit on acquisition	-	66,000
Deposits	1,000	1,000
Total other assets	407,709	67,000
TOTAL ASSETS	$1,710,888	$598,659

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$228,014	$34,309
Accounts payable to related parties	123,282	-
Current maturities of long term debt	195,771	4,741
Related party convertible promissory note, net of unamortized discounts of $0 and $106,057, respectively	125,000	143,493
Due to officer	-	24,316
Total current liabilities	672,067	206,859
LONG TERM DEBT	-	14,518
Total liabilities	672,067	221,377

STOCKHOLDERS’ EQUITY
Common stock
Authorized: 500,000,000 common shares, $0.001 par value, 86,126,100 issued and outstanding at December 31, 2015 and 77,812,000 issued and outstanding at December 31, 2014	86,126	77,812
Additional paid-in capital	3,162,529	909,988
Accumulated deficit	(2,209,834)	(610,518)
Total stockholders’ equity	1,038,821	377,282
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,710,888	$598,659

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

Galenfeha, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2015 and 2014

	December 31, 2015	December 31, 2014
Revenues:
Third Parties	$613,446	$-
Related Parties	676,838	280,063

Cost of Sales	958,604	213,660

Gross Profit	331,680	66,403

Operating Expenses:
General and administrative	509,913	175,466
Payroll expenses	904,935	231,228
Professional fees	194,002	45,948
Engineering research and development	174,465	58,848
Depreciation and amortization expense	24,390	7,717
Loss on sale of fixed assets	5,317	153
Total operating expenses	1,813,022	519,360

Loss from continuing operations	(1,481,342)	(452,957)

Other (expense) income
Interest income	44	63
Miscellaneous income	-	200
Interest expense	(118,018)	(21,329)
Total other (expense)	(117,974)	(21,066)

Net loss	$(1,599,316)	$(474,023)

Net loss per share, basic and diluted	$(0.02)	$(0.01)
Weighted average number of common shares outstanding, basic and diluted	85,415,212	70,206,685

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

Galenfeha, Inc.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2015 and 2014

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance – December 31, 2013	52,152,000	$52,152	$171,648	$(136,495)	$87,305
Common shares issued for cash	25,660,000	25,660	613,340	-	639,000
Beneficial conversion feature of convertible promissory note	-	-	125,000	-	125,000
Net loss	-	-	-	(474,023)	(474,023)

Balance – December 31, 2014	77,812,000	77,812	909,988	(610,518)	377,282

Common shares issued for cash	16,122,000	16,122	1,496,078	-	1,512,200
Common shares issued for acquisition of subsidiary	767,000	767	190,983	-	191,750
Options expense	-	-	295,553	-	295,553
Common shares returned and cancelled	(9,224,900)	(9,225)	9,225	-	-
Common shares issued for services	650,000	650	260,702	-	261,352
Net loss	-	-	-	(1,599,316)	(1,599,316)

Balance – December 31, 2015	86,126,100	$86,126	$3,162,529	$(2,209,834)	$1,038,821

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

Galenfeha, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2015 and 2014

	Year Ended
	December 31, 2015	December 31, 2014

OPERATING ACTIVITIES
Net loss	$(1,599,316)	$(474,023)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,390	7,717
Common shares issued for services	261,352	-
Options expense	295,553	-
Loss on sale of fixed assets	5,317	153
Amortization of debt discounts	106,507	18,493
Changes in Operating Assets and Liabilities:
(Increase) in accounts receivable	(107,424)	-
Decrease (increase) in accounts receivable from related party	113,170	(113,506)
Increase in inventory	(753,824)	(138,380)
Increase in prepaid expenses and other assets	(10,083)	(750)
Increase in accounts payable and accrued liabilities	193,705	29,129
Increase in accounts payable to related parties	123,282	-
Net cash used in investing activities	(1,347,371)	(671,167)

INVESTING ACTIVITIES
Purchase of fixed assets	(73,076)	(187,916)
Proceeds from sale of fixed assets	5,000	5,000
Cash paid for acquisition of subsidiary	(160,300)	(66,000)
Net cash used in financing activities	(228,376)	(248,916)

FINANCING ACTIVITIES
Proceeds from notes payable	267,573	20,000
Payments on notes payable	(133,152)	(740)
Proceeds from related party convertible promissory note	-	250,000
Payments on related party convertible promissory note	(125,000)	-
Borrowings on finance contracts	20,596	-
Payments on finance contracts	(13,805)	-
Net advance from officer	-	33,011
Proceeds from sale of common stock	1,512,200	639,000
Net cash provided by financing activities	1,528,412	941,271

NET (DECREASE) INCREASE IN CASH	(47,335)	21,188
CASH AT BEGINNING OF PERIOD	94,668	73,480
CASH AT END OF PERIOD	$47,333	$94,668

SUPPLEMENTAL INFORMATION
Cash paid for:
Interest expense	$2,402	$273
Income taxes	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES
Return and cancellation of common stock	$9,225	$-
Common stock issued for acquisition of subsidiary	191,750	-
Note payable issued for acquisition of subsidiary	53,000	-
Deposit used for acquisition of subsidiary	66,000	-
Assumption of liabilities by an officer for disposal of fixed assets	42,016	-

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

Galenfeha, Inc.
Notes to Consolidated Financial Statements
December 31, 2015 and 2014

NOTE 1 - NATURE OF BUSINESS

Galenfeha, Inc. was incorporated in the State of Nevada on March 14, 2013, as a for-profit company with a fiscal year end of December 31. Our business office is located at 420 Throckmorton Street, Suite 200, Ft. Worth, Texas 76102. We are an engineering company who provides engineering services and alternative power products. Since our inception, we have been providing contractual engineering services, implementing our new products and proprietary technology across multiple disciplines.

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

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses and net cash used in operations since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States (See Note 2 regarding the assumption that the Company is a “going concern”). Certain prior period amounts have been reclassified to conform to current period presentation.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Daylight Pumps, Inc.. All significant inter-company accounts and transactions have been eliminated.

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

For sales to all customers, including manufacturer representatives, distributors or their third-party customers, these criteria are met at the time product is delivered. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled. In addition, judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers and revenue is not recognized until we have determined that collectability is reasonably assured. The Company estimates customer product returns based on historical return patterns and reduces sales and cost of sales accordingly.

During the year ended December 31, 2015, 52% of sales were to a single related party customer. In addition, one other third party customer contributed to 13% of total revenue in 2015.

CASH AND CASH EQUIVALENTS

All cash, other than held in escrow, is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents. Cash at December 31, 2015 and December 31, 2014 was $47,333 and $94,668, respectively.

ACCOUNTS RECEIVABLE

Accounts receivable represents the uncollected portion of amounts recorded as revenues. Management performs periodic analyses to evaluate all outstanding accounts receivable to estimate an allowance for doubtful accounts that may not be collectible, based on the best facts available to management. Management considers historical collection patterns, accounts receivable aging trends and specific identification of disputed invoices in its analyses. After all reasonable attempts to collect a receivable have failed, the receivable is directly written off. As of December 31, 2015 and December 31, 2014, the balance of the allowance for doubtful accounts was $0 and $0, respectively.

As of December 31, 2015, accounts receivable from one third party customer comprised 81% of accounts receivable, while another third-party customer comprised 12% of accounts receivable.

INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in, first-out basis (“FIFO”), or market, including direct material costs and direct and indirect manufacturing costs. Inventory consists of the following amounts as of December 31, 2015 and 2014.

	2014	2015
Raw Materials	$138,380	$311,673
Work In Process	-	-
Finished Goods	-	638,944
		-
Total Inventory	$138,380	$950,617

PROPERTY AND INTANGIBLE ASSETS

Property, plant and equipment is recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to ten years for furniture, fixtures, and equipment and forty years for improvements. Total depreciation and amortization expense related to property and equipment was $24,390 and $7,717 for the years ended December 31, 2015 and 2014. Expenditures for repairs and maintenance are charged to expense as incurred. Intangible asset consisted of a customer list acquired in the Daylight Pumps acquisition. Amortization is computed using the straight-line method over the estimated useful life of three years. Total amortization expense related to intangible asset was $5,928 and total depreciation expense related to property and equipment was $18,462 for the year ended December 31, 2015.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. When impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Assets to be disposed of are recorded at the lower of net book value or fair market value less cost to sell at the date management commits to a plan of disposal. There were no impairments to long-lived assets for the Company’s years ended December 31, 2015 or 2014.

GOODWILL

Goodwill is carried at cost and is not amortized. The Company tests goodwill for impairment on an annual basis at the end of each fiscal year, relying on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and marketplace date. Company management uses its judgment in assessing whether goodwill has become impaired between annual impairment tests according to specifications set forth in ASC 350. The Company completed an evaluation of goodwill at December 31, 2015 and 2014 and determined that there was no impairment.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs, predominately internal labor costs and costs of materials, are charged to expense when incurred.

ADVERITISING EXPENSES

Advertising expenses are expensed as incurred. The Company expensed advertising costs of $93,112 and $4,779 for the years ended December 31, 2015 and 2014, respectively.

SHIPPING AND HANDLING CHARGES

The Company incurs costs related to shipping and handling of its manufactured products. These costs are expensed as incurred as a component of cost of sales. Shipping and handling charges related to the receipt of raw materials are also incurred, which are recorded as a cost of the related inventory.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under FASB ASC 740 Topic “Income Taxes.” Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets were recognized at December 31, 2015 and 2014.

NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per share is calculated in accordance with FASB ASC 260 topic, “Earnings Per Share.” The weighted-average number of common shares outstanding during each period is used to compute basic earning or loss per share. Diluted earnings or loss per share is computed using the weighted average number of shares and diluted potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at December 31, 2015 and 2014. As of December 31, 2015 and 2014, the Company had no dilutive potential common shares.

FAIR VALUE ACCOUNTING

As required by the Fair Value Measurements and Disclosures Topic of the FASB ASC 820, fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

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

SHARE-BASED EXPENSES

FASB ASC 718 “Compensation – Stock Compensation” prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights.

Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50, “Equity – Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Share-based expenses (including options and common stock) for the years ending December 31, 2015 and 2014 were $556,905 and $0, respectively.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915), Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, "Consolidation” (“ASU 2014-10”). The amendments in ASU 2014-10 remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from accounting principles generally accepted in the United States of America (“U.S. GAAP”). In addition, the amendments eliminate the requirements for development stage entities to: (i) present inception-to-date information in the statements of income, cash flows, and shareholder equity; (ii) label the financial statements as those of a development stage entity; (iii) disclose a description of the development stage activities in which the entity is engaged; and (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The presentation and disclosure requirements in ASC Topic 915, "Development Stage Entities" are no longer required for interim and annual reporting periods beginning after December 15, 2014. The revised consolidation standards will take effect in annual periods beginning after December 15, 2015, however, early adoption is permitted. The Company has elected to early adopt the provisions of ASU 2014-10 for this audited condensed consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The new standard provides guidance as to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's financial statements. The Company has elected to early adopt the provisions of ASU 2014-15 for these audited financial statements.

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

A summary is as follows:

	December 31, 2015	December 31, 2014
Manufacturing assets	$168,015	$120,835
Vehicles	-	56,828
Furniture and equipment	19,318	8,614
Improvements	21,472	6,280
	208,805	192,557

Less accumulated depreciation	(21,419)	(7,452)

Property and equipment, net	$187,386	$185,105

Depreciation expense related to property and equipment was $18,462 and $7,717 for the years ended December 31, 2015 and 2014, respectively.

During the year ended December 31, 2015, James Ketner, former Chairman of the Board, purchased a GMC Truck and a Chrysler automobile from the company in exchange for the settlement of an officer loan in the amount of $24,316, a cash payment of $5,000 and the assumption of the note payable to Chrysler Capital in the amount of $17,700. These transactions resulted in a loss on the disposal of fixed assets of $5,317.

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

The intrinsic value of the beneficial conversion feature was determined to be $125,000 and the discount is being amortized over the one year life of the promissory note. As of December 31, 2015, $125,000 of the discount has been amortized as interest expense. Interest amortized for the years ended December 31, 2015 and 2014 was $106,507 and $18,493, respectively. The Company repaid $125,000 under this note during the year ended December 31, 2015 and the outstanding balance was $125,000 as of December 31, 2015.

Interest expense accrued on the convertible promissory note was $11,699 and $2,589 for the years ended December 31, 2015 and 2014, respectively. The note matured on November 7, 2015 and is currently past due. The note is unsecured, bears interest at 7% per annum and is convertible into common stock at $0.50 per share.

In 2015, the Company financed inventory purchased from Daylight Pumps in the related business combination in the amount of $53,000 which is payable to Warren T. Robertson. The note has an interest rate of 0.00%, payable in four payments of $13,250, by the end of each quarter, beginning April 1, 2105. The Company repaid $53,000 under this note during the year ended December 31, 2015 and the outstanding balance was $0 as of December 31, 2015.

In 2015, the Company incurred a loan of $13,875 relating to commercial general liability insurance. The note has an interest rate of 8.00%, payable in payments of $1,439 for 10 months. Additionally the Company incurred a loan of $6,721 relating to workers compensation, commercial property, and commercial automobile insurance. The note has an interest rate of 0.00%, payable in payments of $1,703 for two months and $663 for five months. The outstanding balance on these finance agreements was $6,791 as of December 31, 2015.

The Company incurred a loan of $78,593 on August 28, 2015 that is secured by customer purchase orders. The loan has an interest rate of 4.75% payable in four payment of $19,843 with the first payment due on December 28, 2015. Since the prior customer purchase orders had been fulfilled and paid, the loan of $78,593 was repaid by second loan of $88,980 on December 28, 2015 which was secured by current customer purchase orders. The second loan of $88,980 has an interest rate of $4.75% and is payable in one principal payment of $88,980 plus accrued interest on April 28, 2016. The outstanding balance on this loan was $88,980 as of December 31, 2015.

During 2015, the Company made payments of $1,559 towards an outstanding note payable to Chrysler Capital in the amount of $19,259 as of December 31, 2014. The remaining balance of $17,700 was assumed by James Ketner, former Chairman of the Board (see Note 4).

The Company also took out a line of credit of $100,000 on August 5, 2015 which is payable on demand. The line of credit is secured by all present and future inventory, all present and future accounts receivable, other receivables, contract rights, instruments, documents, notes, and all other similar obligation and indebtedness that may now and in the future be owed to the Company, and all general intangibles. Additionally, the line of credit is secured by a deposit account held at the Grantor’s institution which had a cash balance of $11,499 as of December 31, 2015. Interest only payments were made during the year ended December 31, 2015. The outstanding balance on this line was $100,000 as of December 31, 2015.

The current maturities and five year debt schedule for the notes and convertible notes is as follows:

2016	$320,771
2017	-
2018	-
2019	-
Total current notes payable	$320,771

NOTE 6 - SHAREHOLDERS’ EQUITY

COMMON STOCK

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.001.

On February 17, 2015, the Company sold 1,350,000 shares of its common stock to one private investor at a price of $0.10 per share, for a total of $135,000. Between February 2 and April 27, 2015, the Company sold 10,272,000 shares of common stock to 117 private investors at a fixed price of $0.10 per share, or an aggregate sale price of $1,027,200. On September 18, 2015, the Company sold 2,000,000 shares of its common stock to an entity controlled by former Board Chairman James Ketner at a price of $0.05 per share, for a total of $100,000. On September 24, 2015, the Company sold 2,500,000 shares of common stock to Galenfeha President/CEO Lucien Marioneaux, Jr. at a fixed price of $0.10 per share, for a total of $250,000. These purchases were made pursuant to the board resolution ratified on August 28, 2015 for affiliate stock purchase.

In October 2014, the Company entered into an agreement for the issuance of 1,000,000 common shares for CAD/CAM Engineering Design Services for GLFH1200 series battery development. The shares vest in equal installments of 250,000 each year following the date of the agreement. On May 1, 2015, the Company issued 250,000 shares under this award. During the year ended December 31, 2015, $141,352 was expensed under this award and $58,573 remains to be expensed over the remaining service period.

On July 1, 2015, the Company issued 400,000 shares of common stock for legal services rendered valued at $120,000. The $120,000 was expensed during the year ended December 31, 2015.

Following the passing of Director Richard G. Owston on June 20, 2015, 5,124,900 shares of common stock were returned to the Company’s treasurer and cancelled, pursuant to the lockup agreement signed by all Directors and filed with the SEC on October 25, 2013.

During the year ended December 31, 2015, the Company issued 767,000 common shares for the acquisition of its subsidiary, valued at $191,750 (see Note 8).

Following the tendered resignation of James Ketner, Chairman of the Board on December 31, 2015, 4,100,000 shares of common stock were returned to the Company’s treasurer and cancelled, pursuant to the lockup agreement signed by all Directors and filed with the SEC on October 25, 2014.

During 2014 the Company sold 25,660,000 shares to seventy-nine private investors. The Company sold 25,160,000 of those shares to seventy-eight private investors at a price of $.025 per share, or an aggregate sale price of $629,000. The Company sold 500,000 of the shares to one private investor at a price of $.020 per share, or an aggregate sale price of $10,000.

On October 7, 2013, the Company subscribed 900,000 shares of common stock at $0.025 per share for total proceeds of $22,500. The shares were issued on March 27, 2014.

OPTIONS

During the year ended December 31, 2015, the Company granted an aggregate of 2,050,000 options to a military sales representative and three employees. Col. Ashton Naylor (Ret) received 100,000 options exercisable at $0.25 per share, Chris Watkins received 750,000 options exercisable at $0.25 per share, Jeff Roach received 1,000,000 options exercisable at $0.20 per share, and Brian Nallin received 200,000 options exercisable at $0.20 per share. These options expire on April 1, 2016; June 11, 2020, February 1, 2017, and December 31, 2017 respectively. The options granted to Brian Nallin vest immediately and the other options vest in equal tranches over periods ranging from 2 to 5 years. The aggregate fair value of the option grants was determined to be $430,839 using the Black-Scholes Option Pricing Model and the following assumptions: volatilities between 218% and 396%, risk free rates between .27% and 1.74%, expected terms between 1 and 5 years and zero expected dividends. The fair value of the award is being expensed over the vesting periods. $295,553 was expensed during the year ended December 31, 2015 and $135,286 will be expensed over the remaining vesting period.

As of December 31, 2015, there were 2,050,000 options outstanding of which 925,000 were exercisable. The range of exercise prices and remaining weighted average life of the options outstanding at December 31, 2015 were $0.20 to $0.25 and 2.37 years, respectively. The aggregate intrinsic value of the outstanding options at December 31, 2015 was $0.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company entered into two lease agreement for office and research/warehouse facilities in Louisiana. The office lease is $10,200 per year for 24 months beginning May 1, 2014. The research/warehouse facility lease is $2,600 per month for 24 months beginning on November 1, 2014.

The Company also entered into a lease agreement for facilities in Arkansas. This lease is for $750 per month, payable in quarterly payment of $2,250, due at the first of each quarter. This lease has no term. The lease was terminated during the second quarter of 2015.

Additionally, the Company leases space in Fort Worth, Texas for corporate facilities for $99 monthly or $1,188 per year. The terms of this lease are also month to month.

Year Ended	Amount
2016	29,400
2017	-
2018	-
2019	-
2020	-
$29,400

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 8 – BUSINESS COMBINATION

On March 21, 2015, the Company completed its acquisition of Daylight Pumps, LLC, a corporation organized under the laws of Arkansas. The acquisition was for the business process and inventory assets. Consideration was $226,300 in cash (of which $66,000 was paid as a deposit in 2014), a note payable of $53,000 and 767,700 common shares of stock. Upon evaluation of the inventory and customer list, it was determined fair market values were $58,413 and $22,798, respectively, with the balance considered additional goodwill in the transaction. The stock consideration was determined at the price of $0.25 as traded on March 21, 2015. The acquisition was reported as follows:

March 21, 2015
Inventory assets	$58,413
Customer list	22,798
81,211

Cash for consideration	226,300
Note payable	53,000
Fair value of stock for consideration	191,750
Total Consideration	471,050

Goodwill	$389,839

We have not included unaudited pro forma results of operations data for the year ended December 31, 2015 and 2014 as if the Company and the entity described above had been combined on January 1, 2014, because historical financial information of Daylight Pumps, LLC prior to the date of acquisition was not available.

NOTE 9 – RELATED PARTY TRANSACTIONS

On November 1, 2014, the Company entered into a Convertible Promissory Note Agreement with Ray Moore Sr., a related party, in the amount of $250,000. The note bears an interest rate of 7% per annum until paid in full. Repayment of the loan is due on or before November 7, 2015. The lender shall have the right to convert this indebtedness to equity shares of Galenfeha at the rate of one share per $.50 of indebtedness for a total of 500,000 shares upon the expiration date, or at any time the Lender desired for the relieve of indebtedness of Maker. As of December 31, 2015, the principal and interest due on the note is $136,699 (the accrued interest of $11,699 is presented as accounts payable to related parties in the consolidated balance sheet).

Falcon Resources, LLC & MarionAv, LLC are two companies owned by Board Member, Trey Moore, and CEO/President, Lucien Marioneaux, Jr., respectively. These related party entities provide flight services to employees and directors of the Company. The total amount paid for flight services to Falcon Resources, LLC and MarionAv, LLC for the year ended December 31, 2015 totaled $18,838 and $2,343, respectively. The outstanding payable balance to Falcon and MarionAv was $3,511 and $1,388, respectively, as of December 31, 2015.

As of December 31, 2013, the Company had advanced funds to Mr. Ketner of $8,695. During 2014, Mr. Ketner reimbursed the Company for the $8,695 and advanced the Company $24,316. Mr. Ketner has not requested repayment of the advance. On June 5, 2015 James Ketner, former Chairman of the Board, purchased a GMC Truck back from the company for gross proceeds of $5,000. Additionally, on June 30, 2015 Mr. Ketner purchased back a Chrysler automobile from the company in exchange for an officer loan in the amount of $24,316 and assumption of the note payable to Chrysler Capital in the amount of $17,700. These transactions resulted in a loss on the disposal of fixed assets of $5,317.

Galenfeha sells a portion of its finished goods to Fleaux Services, LLC, a company owned by Board Member, Trey Moore. During the year ended December 31, 2015, sales to the related company totaled $670,838. As of December 31, 2015, the Company had outstanding receivables from the related party company of $336. As of December 31, 2015, the Company had an outstanding accounts payable balance to Fleaux Services, LLC totaling $28,744. During the year ended December 31, 2015, the Company purchased $25,500 of engineering research & development services rendered and $9,359 of shop supplies form Fleaux Services, LLC.

Galenfeha purchases component parts used in the assembly of inventory items from River Cities Machine, LLC, a company owned by CEO/President, Lucien Marioneaux, Jr. During the year ended December 31, 2015 purchases from the related company totaled $202,258; of which $76,441 was shown as an outstanding accounts payable balance to related parties as of December 31, 2015. In addition, during 2015, the Company generated revenue of $6,000 from Lucien Marioneaux, Jr.

Other outstanding accounts payable balances to related parties totaled $6,398 as of December 31, 2015. The amounts are unsecured, due on demand and bear no interest.

Beginning in July of 2015, the Company agreed to pay a consulting fee of $8,000 per month to KTNR, Inc., a related party entity owed by the former Chairman of the Board, James Ketner. Total consulting fees paid during the year ended December 31, 2015 totaled $56,000. The consulting agreement with KTNR, Inc. terminated on December 31, 2015 when James Ketner, former Chairman of the Board, tendered his resignation.

On September 18, 2015, the Company sold 2,000,000 shares of its common stock to an entity former Board Chairman, James Ketner, controls at a price of $0.05 per share, for a total of $100,000. On September 24, 2015, the Company sold 2,500,000 shares of common stock to Galenfeha President/CEO Lucien Marioneaux, Jr. at a fixed price of $0.10 per share, for a total of $250,000. These purchases were made pursuant to the board resolution ratified on August 28, 2015 for affiliate stock purchase. As of December 31, 2015, the Company had an outstanding payable to Lucien Marioneaux of $1,500.

NOTE 10 – INCOME TAX

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the period March 14, 2013 (date of inception) through December 31, 2015 applicable under FASB ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet. The Company is in the process of filing appropriate returns for the Company.

The component of the Company’s deferred tax assets as of December 31, 2015 and 2014 are as follows:

	2015	2014
Net operating loss carry forward	$541,247	$213,681
Valuation allowance	$(541,247)	(213,681)
Net deferred tax asset	$-	$-

The approximate net operating loss carry forward was approximately $1,550,000 as of December 31, 2015 and will start to expire in 2033. The Company did not pay any income taxes during 2015 or 2014.

NOTE 11 – SUBSEQUENT EVENTS

On January 15, 2016 the Company’s line of credit was increased from $100,000 to $200,000. The Company withdrew an additional $70,000 in funds from the line of credit and paid loan origination and documentation fees of $1,000 at closing to bring the total outstanding line of credit balance to $171,000 as of January 15, 2016. Under the terms of the new agreement the loan is a fixed rate (4.75%) revolving line of credit loan to the Company for $200,000 due on January 15, 2017.

The Company issued a convertible promissory note in February of 2016 for $275,000. The consideration is $250,000 with a $25,000 prorated original issue discount. The maturity date shall be two years from the date of each payment of consideration. A one-time interest charge of six percent shall be applied on the issuance date to the original principal amount. Interest hereunder shall be paid on the maturity date. Conversion price shall equal 70% of the lowest trade occurring during the 25 consecutive trading days immediately preceding the applicable conversion date on which the holder elects to convert all or part of this note.

The Company issued another convertible promissory note in March of 2016 for $500,000. The consideration is $450,000 with a $50,000 original issue discount. The principal sum due to the investor shall be based on the consideration actually paid by the investor as well as any other interest or fees such that the issuer is only required to repay the amount funded and the issuer is not required to repay any unfunded portion of the note. The maturity date is two years from the effective date. The conversion price is 60% of the lowest price in the 25 trading days previous to the conversion. The issuer may repay this note at any time on or before 90 days from the effective date. If the issuer repays a payment of consideration on or before 90 days from the effective date, the interest rate on that payment shall be zero percent. If the issuer does not repay on or before 90 days from the notes effective date, a on-time interest charge of 12% shall be applied to the principal sum.

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

Our management assessed the effectiveness of our internal control over financial reporting during the year ended December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of December 31, 2015, our management has concluded that our internal controls over financial reporting were not operating effectively. Management has identified the following weaknesses; that only when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of December 31, 2015:

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

3.

We did not maintain proper segregation of duties for the preparation of our financial statements – During the year ended December 31, 2015 the majority of the preparation of financial statements was carried out by one person. This has resulted in several deficiencies including:

	a.	Significant, non-standard journal entries were prepared and approved by the same person, without being checked or approved by any other personnel.

	b.	Lack of control over preparation of financial statements, and proper application of accounting policies.

4.

We lack sufficient information technology controls and procedures – As of December 31, 2015, we lacked a proper data back up procedure, and while backup did take place in actuality, we believe that it was not regulated by methodical and consistent activities and monitoring.

The foregoing material weaknesses identified in our internal control over financial reporting were identified by our external consultants responsible for the preparation of our financial reporting package. The aforementioned material weaknesses did not impact our financial reporting or result in a material misstatement of our financial statements.

As of December 31, 2015 we have not taken action to correct the material weaknesses identified in our internal control over financial reporting. Once we have sufficient personnel available our Board of Directors, in connection with the aforementioned weaknesses, will implement the following remediation measures:

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the last quarter of our fiscal year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position	Director since:
Lucien Marioneaux	42	President/CEO/Chief Financial Officer/Director	Inception
James Ketner	49	Former Chairman of the Board/Director	Inception
Mark Warren	64	Chairman of the Board/Director	December 31, 2015
Trey Moore	44	Director	Inception
LaNell Armour	50	Secretary/Treasurer/Director	Inception

Lucien Marioneaux, Jr., owns and operates Marioneaux Law Firm, a private general law practice specializing in estate planning and general corporate representation including transactions and litigation. Mr. Marioneaux also holds various real estate and natural gas investments along with a variety of private equity holdings in multiple industries including natural gas production throughout Texas and Louisiana. He has practiced law in Louisiana for over fifteen years. Mr. Marioneaux’s experience in successfully guiding small and large corporations, legal practice and investments in natural gas operations qualifies him to serve as the President and Chief Executive Officer.

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

Mr. Marioneaux is active in the Louisiana Bar Association, the Shreveport Bar Association, the DeSoto Parish Bar Association. Mr. Marioneaux’s tenure has allowed the unique experience of working directly with local, state and federal governmental and elected officials on issues important to these various interests. From 2008 to 2009, he has served as co-chair of the Southwest Chamber of Commerce’s Governmental Affairs Committee and was a visiting professor for McNeese State University where he taught The Legal Environment of Business from 2008 to 2010. Mr. Marioneaux earned his Bachelor of Science Degree in Accounting from Louisiana Tech University in Ruston, Louisiana in 1995 and his Law Degree from Louisiana State University, Paul M. Hebert Law Center, in Baton Rouge, Louisiana in 1998.

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

Mark Warren received his BS in Business Management from Louisiana State University in 1972. He later received his Associates of Arts from the Harvard Business Executive Program in 1977. Mark started his career in the petroleum industry by working with various Gulf Coast operators and contractors in Land and Project Management. In those first thirty years of his career, Mark gained an unparalleled expertise in all facets of Petroleum Land Management including title research, ownership reporting, owner relations, contract negotiations, and regulatory compliance. Those skills allowed Mark to partner in the startup of four different E&P companies under various iterations of “Classic” over the next 10 years. Mark was charged with the oversight of all Land and Regulatory functions for these companies focused in the complex East Texas and North Louisiana oil basins. All four Classic companies were able to assemble, appraise, and monetize significant acreage positions with attractive returns for all involved. Mark’s unquestioned leadership in all matters of Land, Regulatory, and contract negotiations make him an exciting addition to the Steward team. Throughout his distinguished career, Mark has maintained membership in such professional organizations as Ark-La-Tex Landman Association, AAPL, API, and LA Independent Producers & Royalties. Mark currently lives in Shreveport, Louisiana.

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

Board Meeting Attendance

During fiscal 2015, our board of directors held 6 regularly scheduled and special meetings. Attendance for these meetings was one hundred percent.

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

ITEM 11 – EXECUTIVE COMPENSATION

Executive Compensation

We do not have employment or executive compensation agreements with our executive officers. Our board of directors approves annual compensation which is subject to change. The cash compensation amounts set forth in the following table reflects the amounts approved and actually paid. Mr. Ketner is no longer with the company, and Ms. Armour has been moved to part-time status.

Summary Compensation Table

Name and Position	Year	Salary ($)	Total ($)
James Ketner Chairman of the Board	2014	54,000	54,000
James Ketner Chairman of the Board	2015	40,000	40,000
KTNR, Inc.	2015	56,000	56,000
LaNell Armour Secretary/Treasurer	2015	65,000	65,000

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial shareholdings of our directors, officers and our directors and executive officers as a group and persons who beneficially hold five percent or more of our common stock, as of December 31, 2015, with the computation being based upon 86,126,100 shares of common stock being outstanding. Each person has sole voting and investment power with respect to the shares of common stock shown and all ownership is of record and beneficial. The address of our directors and officers is our address.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Lucien Marioneaux, Jr.	10,620,000	12.3%
Common	Trey Moore	5,640,000	6.5%
Common	LaNell Armour	3,641,600	4.2%
Common	James Ketner	3,420,000	4.0%

Officers and Directors as a Group (4 persons)		23,321,600	27.0%

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth amounts we have been billed with respect to 2015 and 2014 for certain services provided by our independent accountant.

Service		2015	2014

Audit		$12,900	$3,263
Review of unaudited financial statements		$9,541	$5,735
Audit-related fees	$	none	none
Tax compliance, tax advice and tax planning		$2,475	none
All other services		$18,990	none

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT	DOCUMENT DESCRIPTION
NO.
3.1*	Articles of Incorporation of Galenfeha, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118880 filed May 23, 2013)
3.2*	Bylaws of Galenfeha, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118880 filed May 23, 2013)

*Previously filed and incorporated by reference.

The following documents are included herein:

Exhibit	Document Description
No.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of annual report for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March 2016.

GALENFEHA, INC.

/s/ Lucien Marioneaux, Jr.
Lucien Marioneaux, Jr.
President/Chief Executive Officer, Principal Financial
Officer, Principal Accounting Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Lucien Marioneaux, Jr.	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Director	March 30, 2016
Lucien Marioneaux, Jr.

/s/ LaNell Armour
LaNell Armour	Secretary/Treasurer/Director	March 30, 2016

/s/ Trey Moore
Trey Moore	Director	March 30, 2016