Form 10-Q
period 2016-03-31
Galenfeha, Inc.
filed 2016-05-16
CIK 1574676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 \

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
Yes [   ]        No [X]

As of May 16, 2016, there were 86,126,100 shares of the registrant’s common stock outstanding, each with a par value of $0.001.

TABLE OF CONTENTS
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

Galenfeha, Inc.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Galenfeha, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2016	December 31, 2015

ASSETS
CURRENT ASSETS
Cash	$89,532	$47,333
Accounts receivable	102,771	107,424
Accounts receivable from related parties	9,017	336
Inventory	854,290	950,617
Prepaid inventory	14,829	-
Prepaid expenses	2,695	10,083
Total current assets	1,073,134	1,115,793
FIXED ASSETS, net of accumulated depreciation of $26,361 and $21,419, respectively	182,444	187,386
OTHER ASSETS
Goodwill	389,839	389,839
Customer list, net of accumulated amortization of $7,828 and $5,928, respectively	14,970	16,870
Deposits	1,000	1,000
Total other assets	405,809	407,709
TOTAL ASSETS	$1,661,387	$1,710,888

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$149,128	$228,014
Accounts payable to related parties	91,562	123,282
Current maturities of long term debt	88,980	95,771
Line of credit	171,000	100,000
Related party convertible note, net of unamortized discounts of $0	125,000	125,000
Derivative liabilities	325,130	-
Total current liabilities	950,800	672,067
LONG TERM DEBT
Convertible notes, net of unamortized discount of $184,627 and $0, respectively	7,873	-
Total liabilities	958,673	672,067

STOCKHOLDERS’ EQUITY
Common stock
Authorized: 500,000,000 common shares, $0.001 par value, 86,126,100 issued and outstanding at March 31, 2016 and December 31, 2015	86,126	86,126
Additional paid-in capital	3,132,285	3,162,529
Treasury stock	-	-
Accumulated deficit	(2,515,697)	(2,209,834)
Total stockholders’ equity	702,714	1,038,821
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,661,387	$1,710,888

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Galenfeha, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Revenues:
Third Parties	$286,039	$-
Related Parties	17,382	316,702

Cost of Sales	219,582	194,826

Gross Profit	83,839	121,876

Operating Expenses:
General and administrative	80,183	39,412
Payroll expenses	109,030	111,048
Professional fees	31,420	2,913
Engineering research and development	(21,174)	1,601
Depreciation and amortization expense	6,842	4,847
Total operating expenses	206,301	159,821

Loss from continuing operations	(122,462)	(37,945)

Other (expense) income
Interest income	3	15
Interest expense	(9,824)	(34,824)
Loss on derivative instruments	(173,580)	-
Total other (expense)	(183,401)	(34,809)

Net loss	$(305,863)	$(72,754)

Net loss per share, basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding, basic and diluted	86,126,100	78,442,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Galenfeha, Inc.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance – December 31, 2015	86,126,100	86,126	3,162,529	(2,209,834)	1,038,821

Reclass of conversion option to derivative liabilities	-	-	(6,175)	-	(6,175)
Options expense	-	-	24,703	-	24,703
Common shares issued for services	-	-	(22,027)	-	(22,027)
Non-vested options returned and cancelled	-	-	(26,745)	-	(26,745)
Net loss	-	-	-	(305,863)	(305,863)

Balance – March 31, 2016	86,126,100	$86,126	$3,132,285	$(2,515,697)	$702,714

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Galenfeha, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2016	March 31, 2015

OPERATING ACTIVITIES
Net loss	$(305,863)	$(72,754)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,842	4,847
Non-vested options forfeited	(26,745)	-
Common shares issued for services	(22,027)	-
Options expense	24,703	-
Loss on derivative instruments	173,580	-
Amortization of debt discounts on convertible notes	7,873	30,822
Changes in Operating Assets and Liabilities:
(Increase) Decrease in accounts receivable	4,653	(317,115)
(Increase) Decrease in accounts receivable from related party	(8,681)	-
(Increase) Decrease in inventory	96,327	(99,311)
(Increase) Decrease in prepaid expenses and other assets	(7,441)	-
Increase (Decrease) in accounts payable and accrued liabilities	(78,886)	45,682
Increase (Decrease) in accounts payable to related parties	(31,720)	-
Net cash used in operating activities	(167,385)	(407,829)

INVESTING ACTIVITIES
Purchase of fixed assets	-	(1,431)
Cash paid for acquisition of subsidiary	-	(53,000)
Net cash used in financing activities	-	(54,431)

FINANCING ACTIVITIES
Proceeds from line of credit	71,000	-
Payments on notes payable	-	(1,167)
Proceeds from convertible debentures, net of original issue discounts	145,375	-
Payment of deferred financing costs	-	(125,000)
Payments on finance contracts	(6,791)	-
Proceeds from sale of common stock	-	1,087,200
Net cash provided by financing activities	209,584	961,033

INCREASE IN CASH	42,199	498,773
CASH AT BEGINNING OF PERIOD	47,333	94,668
CASH AT END OF PERIOD	$89,532	$593,441

SUPPLEMENTAL INFORMATION
Cash paid for:
Interest expense	$6,901	$-
Income taxes	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for acquisition of subsidiary	$-	$191,750
Debt discount due to derivative liabilities	145,375	-
Reclass of conversion option from equity to derivative liabilities	6,175	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Galenfeha, Inc.
Notes to Unaudited Consolidated Financial Statements
March 31, 2016

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2016, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these unaudited interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2015 audited financial statements included in its Form 10-K filed with the Securities and Exchange Commission. The results of operations for the period ended March 31, 2016 and the same period last year are not necessarily indicative of the operating results for the full years.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONCENTRATIONS

During the three months ended March 31, 2016, 6% of sales were to a single related party customer. In addition, one other third party customer contributed to 64% of total revenue for three months ended March 31, 2016. For the three months ended March 31, 2015, 100% of sales were to a single related party customer.

As of March 31, 2016, accounts receivable from one related party customer comprised 8% of total accounts receivable and accounts receivable from one third party customer comprised 50% of accounts receivable. As of December 31, 2015, accounts receivable from one third party customer comprised 81% of accounts receivable, while another third-party customer comprised 12% of accounts receivable.

INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in, first-out basis (“FIFO”), or market, including direct material costs and direct and indirect manufacturing costs. Inventory consists of the following amounts as of March 31, 2016 and December 31, 2015.

	March 31, 2016	December 31, 2015
Raw Materials	$270,652	$311,673
Work In Process	-	-
Finished Goods	583,638	638,944
		-
Total Inventory	$854,290	$950,617

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

The following table sets forth by level with the fair value hierarchy the Company’s assets and liabilities measured at fair value as of March 31, 2016:

	Level 1	Level 2	Level 3	Total

Assets
None	$—	$—	$—	$—
Liabilities
Derivative liabilities	$—	$—	$325,130	$325,130

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, ranging from three to forty years. A summary is as follows:

	March 31, 2016	December 31, 2015
Manufacturing assets	$168,015	$168,015
Vehicles	-	-
Furniture and equipment	19,318	19,318
Improvements	21,472	21,472
	208,805	208,805

Less accumulated depreciation	(26,361)	(21,419)

Property and equipment, net	$182,444	$187,386

Depreciation expense related to property and equipment was $4,942 and $4,847 for the three months ended March 31, 2016 and 2015, respectively.

NOTE 5 – NOTES PAYABLE

In 2015, the Company incurred a loan of $13,875 relating to commercial general liability insurance. The note has an interest rate of 8.00%, payable in payments of $1,439 for 10 months. Additionally in 2015, the Company incurred a loan of $6,721 relating to workers compensation, commercial property, and commercial automobile insurance. The note has an interest rate of 0.00%, payable in payments of $1,703 for two months and $663 for five months. The outstanding balance on these finance agreements was $0 and $6,791, as of March 31, 2016 and December 31, 2015, respectively.

In August 2015, the Company incurred a loan of $78,593 that is secured by a customer purchase order. The loan has an interest rate of 4.75% payable in four payment of $19,843 with the first payment due on December 28, 2015. Since the prior customer purchase orders had been fulfilled and paid, the loan of $78,593 was repaid by a second loan of $88,980 on December 28, 2015 which was secured by current customer purchase orders. The second loan of $88,980 has an interest rate of 4.75% and is payable in one principal payment of $88,980 plus accrued interest on April 28, 2016. The outstanding balance on this loan was $88,980 as of March 31, 2016 and December 31, 2015.

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

Additionally, the line of credit is secured by a deposit account held at the Grantor’s institution which had a cash balance of $9,554 and $11,499 as of March 31, 2016 and December 31, 2015, respectively. Interest only payments were made during the three months ended March 31, 2016. The outstanding balance on the line of credit was $171,000 and $100,000 as of March 31, 2016 and December 31, 2015, respectively.

The current maturities and five year debt schedule for the notes is as follows:

2016	$88,980
2017	171,000
2018	-
2019	-
2020	-
Total current notes payable	$259,980

NOTE 6 – CONVERTIBLE LOANS

At March 31, 2016 and December 31, 2015, convertible loans consisted on the following:

	March 31, 2016	December 31, 2015

February 2016 Note	$82,500	-
March 2016 Note	110,000	-

Total notes payable	192,500	-

Less: Unamortized debt discounts	(184,627)	-

Total convertible loans, net	7,873	-

Less: current portion of convertible loans	-	-

Long-term convertible loans, net	$7,873	-

February 2016 Note

Effective February 29, 2016 the Company entered into a Convertible Promissory Note (“Vista Note”) with Vista Capital Investments, LLC pursuant to which the Company issued Vista Capital Investments, LLC a convertible note in the amount of $275,000 with an original issue discount in the amount of $25,000. The principal amount due Vista Capital Investments, LLC is based on the consideration paid. The maturity date is two years from the effective date of each payment. On February 29, 2016 the Company received consideration of $75,000 for which an original issue discount of $7,500 was recorded. In addition, the Company recognized a discount of $5,625 on fees paid upon entering into this agreement. There were no additional borrowings under the Vista Note during the quarter ended March 31, 2016. The Vista Note carries an interest rate of 6% which shall be applied on the issuance date to the original principal amount. Accrued interest due under the Vista Note totaled $16,500 at March 31, 2016.

The Vista Note provides Vista Capital Investments, LLC the right at any time, to convert the outstanding balance (including accrued and unpaid interest) into shares of the Company’s common stock at 70% of the lowest trade price in the 25 trading days previous to the conversion, additional discounts may apply in the case that conversion shares are not deliverable or if the shares are ineligible. As a result of the derivatives calculation (see Note 8) an additional discount of $52,875 was recorded. Amortization of the debt discount totaled $3,503 for the three months ended March 31, 2016. The principal balance due, net of the amortized discount under the Vista Note was $3,503 at March 31, 2016.

March 2016 Note

Effective March 2, 2016 the Company entered into a Convertible Promissory Note (“JMJ Note”) with JMJ Financial pursuant to which the Company issued JMJ Financial a convertible note in the amount of $500,000 with an original issue discount in the amount of $50,000. The principal amount due JMJ is based on the consideration paid. The maturity date is two years from the effective date of each payment. On March 2, 2016 the Company received consideration of $100,000 for which an original issue discount of $10,000 was recorded. In addition, the Company recognized a discount of $7,500 on fees paid upon entering into this agreement There were no additional borrowings under the JMJ Note during the quarter ended March 31, 2016. The Company has not currently made any principal payments on the JMJ Note. If the Company doesn’t repay the JMJ Note on or before 90 days from the effective date the Company may not make further payments on this JMJ Note prior to the maturity date and a one-time interest charge of 12% will be applied to the principal amount. No provision for accrued interest was recorded as of March 31, 2016.

The JMJ Note provides JMJ Financial the right at any time, to convert the outstanding balance (including accrued and unpaid interest) into shares of the Company’s common stock at 60% of the lowest trade price in the 25 trading days previous to the conversion, additional discounts may apply in the case that conversion shares are not deliverable or if the shares are ineligible. As a result of the derivatives calculation (see Note 8) an additional discount of $92,500 was recorded. Amortization of the debt discount totaled $4,370 for the three months ended March 31, 2016. The principal balance due, net of the amortized discount under the JMJ Note was $4,370 at March 31, 2016.

NOTE 7 – CONVERTIBLE LOANS – RELATED PARTY

The Company issued a convertible promissory note to a related party in 2014 for $250,000 (see Note 12). The note is convertible into common stock of the Company at $0.50 per share. The intrinsic value of the beneficial conversion feature was determined to be $125,000 at the commitment date and the discount is being amortized over the one year life of the promissory note. As of March 31, 2016, $125,000 of the discount has been amortized as interest expense. Interest amortized for the three months ended March 31, 2016 and 2015 was $0 and $30,822, respectively. The Company repaid $125,000 under this note during the twelve months ended December 31, 2015 and the outstanding balance was $125,000 as of March 31, 2016.

This conversion option was accounted for as a derivative liability during the three months ended March 31, 2016 resulting in a reclassification of the fair value of the derivative liability of $6,175 from equity (see Note 8).

NOTE 8 – DERIVATIVE LIABILITY

During the three months ended March 31, 2016, the Company identified conversion features embedded within its convertible debt. The Company has determined that the conversion feature of the Notes represents an embedded derivative since the Notes are convertible into a variable number of shares upon conversion. Accordingly, the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. Therefore, the fair value of the derivative instruments have been recorded as liabilities on the balance sheet with the corresponding amount recorded as discounts to the Notes. Such discounts will be accreted from the issuance date to the maturity date of the Notes. The change in the fair value of the derivative liabilities will be recorded in other income or expenses in the statement of operations at the end of each period, with the offset to the derivative liabilities on the balance sheet. The fair value of the embedded derivative liabilities were determined using the Black-Scholes valuation model on the issuance dates with the assumptions in the table below.

The change in fair value of the Company’s derivative liabilities for the three months ended March 31, 2016 is as follows:

December 31, 2015 fair value	$-
Additions recognized as derivative loss at inception	292,899
Additions recognized as note discount at inception	145,375
Reclass from equity to derivative liability	6,175
Gain on change in fair value	(119,319)
March 31, 2016 fair value	$325,130

The loss on the change in fair value of derivative liabilities the three months ending March 31, 2016 totaled $173,580.

The fair value at the issuance and remeasurement dates for the convertible debt treated as derivative liabilities are based upon the following estimates and assumptions made by management for the three months ended March 31, 2016:

Exercise prices	See Notes 6 and 7
Expected dividends	0%
Expected volatility	188%-400%
Expected term	See Notes 6 and 7
Discount rate	.59%-.85%

NOTE 9 - SHAREHOLDERS’ EQUITY

COMMON STOCK

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.001.

As of March 31, 2016 and December 31, 2015, 86,126,100 shares of the Company’s common stock were issued and outstanding.

In October 2014, the Company entered into an agreement for the issuance of 1,000,000 common shares for CAD/CAM Engineering Design Services for GLFH1200 series battery development. The shares vest in equal installments of 250,000 each year following the date of the agreement. On May 1, 2015, the Company issued 250,000 shares under this award. Since inception through March 31, 2016, $119,325 was expensed under this award and $21,425 remains to be expensed over the remaining service period. This nonemployee award is valued upon completion of services. The fair value of the award as of the reporting date of March 31, 2016 resulted in a reduction to expense during the three months ended March 31, 2016 of $22,027.

NOTE 10 - OPTIONS

During the year ended December 31, 2015, the Company granted an aggregate of 2,050,000 options to a military sales representative and three employees. Col. Ashton Naylor (Ret) received 100,000 options exercisable at $0.25 per share, Chris Watkins received 750,000 options exercisable at $0.25 per share, Jeff Roach received 1,000,000 options exercisable at $0.20 per share, and Brian Nallin received 200,000 options exercisable at $0.20 per share. These options expire on April 1, 2016; June 11, 2020, February 1, 2017, and December 31, 2017 respectively. The options granted to Brian Nallin vest immediately and the other options vest in equal tranches over periods ranging from 2 to 5 years. The aggregate fair value of the option grants was determined to be $430,839 using the Black-Scholes Option Pricing Model and the following assumptions: volatilities between 218% and 396%, risk free rates between .27% and 1.74%, expected terms between 1 and 5 years and zero expected dividends. The fair value of the award is being expensed over the vesting periods. $295,553 was expensed during the year ended December 31, 2015 and $24,703 was expensed during the three months ended March 31, 2016. $ Jeff Roach and Brian Nallin both voluntarily terminated employment with the Company on February 12, 2016 resulting in Jeff returning non-vested options back to the Company. This resulted in a reversal of prior period share based compensation and option expense of $26,745 during the three months ended March 31, 2016. As of March 31, 2016, $93,407 remains to be expensed over the remaining vesting period.

As of March 31, 2016, there were 1,800,000 options outstanding of which 1,200,000 were exercisable. The range of exercise prices and remaining weighted average life of the options outstanding at March 31, 2016 were $0.20 to $0.25 and 2.37 years, respectively. The aggregate intrinsic value of the outstanding options at March 31, 2016 was $0.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company entered into a lease agreement for office and research facilities in Louisiana. One lease is for $10,200 per year for 24 months beginning May 1, 2014. Beginning in May of 2016 this lease is now month to month and is $850 per month. The second lease is $2,600 per month for 24 months beginning on November 1, 2014.

Additionally, the Company leases space in Fort Worth, Texas for corporate facilities for $99 monthly or $1,188 per year. The terms of this lease are also month to month.

Year Ended	Amount
2016	$18,200
2017	-
2018	-
2019	-
2020	-
$18,200

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 12 – RELATED PARTY TRANSACTIONS

On November 1, 2014, the Company entered into a Convertible Promissory Note Agreement with Ray Moore Sr., a related party, in the amount of $250,000. The note bears an interest rate of 7% per annum until paid in full. Repayment of the loan is due on or before November 7, 2015. The lender shall have the right to convert this indebtedness to equity shares of Galenfeha at the rate of one share per $.50 of indebtedness for a total of 500,000 shares upon the expiration date, or at any time the Lender desired for the relieve of indebtedness of Maker. As of March 31, 2016, the principal and interest due on the note is $136,699 (the accrued interest of $11,699 is presented as accounts payable to related parties in the consolidated balance sheet).

Falcon Resources, LLC & MarionAv, LLC are two companies owned by Board Member, Trey Moore, and CEO/President, Lucien Marioneaux, Jr., respectively. These related party entities provide flight services to employees and directors of the Company. The total amount paid for flight services to Falcon Resources and MarionAv, LLC for the three months ending March 31, 2016 totaled $6,600 and $0, respectively. As of March 31, 2016, the Company had an outstanding accounts payable balance to Falcon Resources, LLC totaling $6,600.

Galenfeha sells a portion of its finished goods to Fleaux Services, LLC, a company owned by Board Member, Trey Moore. During the three months ended March 31, 2016, sales to the related company totaled $17,382. As of March 31, 2016, the Company had outstanding receivables from the related party company of $9,017. As of March 31, 2016, the Company had an outstanding accounts payable balance to Fleaux Services, LLC totaling $31,009. During the first quarter of 2016, the Company paid Fleaux Services, LLC $16,152 for inventory and shop supply purchases.

Galenfeha purchases component parts used in the assembly of inventory items from River Cities Machine, LLC, a company owned by CEO/President, Lucien Marioneaux, Jr. During the three months ended March 31, 2016 purchases from the related company totaled $960. As of March 31, 2016, the Company had an outstanding accounts payable balance to River Cities Machine, LLC totaling $38,847.

Other outstanding accounts payable balances to related parties totaled $3,407 as of March 31, 2016. The amounts are unsecured, due on demand and bear no interest.

NOTE 13 – SUBSEQUENT EVENTS

Effective April 22, 2016 the Company entered into a Convertible Promissory Note (“Auctus Fund Note”) with Auctus Fund, LLC pursuant to which the Company issued Auctus Fund, LLC a convertible note in the amount of $75,000 with an interest rate of 10%. The maturity date is January 22, 2017, upon which both principal and interest are due. The Auctus Fund Note provides Auctus Fund, LLC the right at any time, to convert the outstanding balance (including accrued and unpaid interest) into shares of the Company’s common stock at 60% of the lowest trade price in the 25 trading days previous to the conversion, additional discounts may apply in the case that conversion shares are not deliverable or if the shares are ineligible.

Effective April 18, 2016 the Company entered into a Convertible Promissory Note (“Adar Bay Note”) with Adar Bays, LLC pursuant to which the Company issued Adar Bays, LLC a convertible note in the amount of $50,000 with an interest rate of 8% and a 5% original issue discount totaling $2,500. The maturity date is April 18, 2017, upon which both principal, including the original issue discount, and interest are due. The Adar Bay Note provides Adar Bays, LLC the right at any time, to convert the outstanding balance (including accrued and unpaid interest) into shares of the Company’s common stock at 60% of the lowest trade price in the 20 trading days previous to the conversion, additional discounts may apply in the case that conversion shares are not deliverable or if the shares are ineligible.

On May 11, 2016, Mark Warren tendered his resignation from the board of directors, as well as the position of chairman. The board accepted Mr. Warren’s resignation, effective on said date, and is actively seeking a replacement.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this report and those in our Form 10-K filed with the Securities and Exchange Commission on March 30, 2016. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to, those described under “Risk Factors” included in Part II, Item IA of this report.

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

Liquidity

Assets

At March 31, 2016, we had total assets of $1,661,387, of which $89,532 was in cash.

Results of Operations for the Three Months ending March 31, 2016

Revenues

Revenues for the three months ended March 31, 2016 and 2015 were $303,421, and $316,702, respectively. Of the $303,421; $286,039 were to third parties and $17,382 were to related parties. All of the sales attributable to the $316,702 were to related parties. The decrease is from the Company loosing distribution contracts with oil and gas supply companies due to lack of demand in the oil and gas industry.

Cost of Revenues

Cost of Revenues for the three months ended March 31, 2016 and 2015 were $219,582 and $194,826, respectively. Costs were cost of materials and manufacturing supplies with the increase due to further implementation of operations and fulfillment of orders not previously tested and designed by the Company.

Operating Expense

Total operating expenses for the three months ended March 31, 2016 and 2015 were $206,301 and $159,821, respectively. Expenses increased as the Company incurred larger operational expenses relating to selling chemical injection pumps and batteries compared to 2015 when the Company only had operational costs associated with selling their one major product line of batteries.

Net Operating Loss and Net Loss

Net operating loss for the three months ended March 31, 2016 and 2015 was $122,462 and $37,945 respectively. The Company realized a higher net loss because of share based employee compensation, increased professional fees associated with compliance, third party sales representatives, insurance purchased, and fulfillment of orders not previously tested and designed by the Company.

Net loss for the three months ended March 31, 2016 and 2015 was $305,863 and $72,754 respectively. The Company realized a higher net loss because of increased interest and amortization expense relating to amortization of debt discounts on convertible promissory notes, and fair market value adjustments on derivative contracts associated with procuring additional financing.

Equity Distribution

Since our incorporation, we have raised capital through private sales of our common equity. As of March 31, 2016, we have issued 86,126,100 shares of our common stock to various shareholders,.

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

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of period covered by this report, the Company carried out an evaluation, with the participation of the Company's Chief Executive Officer and Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were not effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

(b) Changes in internal controls over financial reporting.

No changes were made to the Company's internal controls in the quarterly period covered by this report that have materially affected, or are reasonably likely materially to affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 1A. Risk Factors

A description of the risks associated with our business, financial condition and results of operations is set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 30, 2016. These factors continue to be meaningful for your evaluation of the Company and we urge you to review and consider the risk factors presented in the Annual Report on Form 10-K. We believe there have been no changes that constitute material changes from these risk factors.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

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

Galenfeha, Inc.

Date: May 16, 2016	By:	/s/ Lucien Marioneaux
	Name:	Lucien Marioneaux
President and Chief Executive Officer
(Principal Financial Officer, Principal
Accounting Officer)