Form 10-Q
period 2016-06-30
Galenfeha, Inc.
filed 2016-08-12
CIK 1574676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SEC CURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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
Yes [   ] No [X]

As of August 14, 2016, there were 86,126,100 shares of the registrant’s common stock outstanding, each with a par value of $0.001.

TABLE OF CONTENTS
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

Galenfeha, Inc.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Galenfeha, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2016	December 31, 2015

ASSETS
CURRENT ASSETS
Cash	$57,235	$47,333
Accounts receivable	27,248	107,424
Accounts receivable from related parties	-	336
Inventory	829,847	950,617
Prepaid inventory	22,715	-
Prepaid expenses	12,935	10,083
Total current assets	949,980	1,115,793
FIXED ASSETS, net of accumulated depreciation of $31,303 and $21,419, respectively	177,502	187,386
OTHER ASSETS
Goodwill	389,839	389,839
Customer list, net of accumulated amortization of $9,728 and $5,928, respectively	13,070	16,870
Deposits	1,000	1,000
Total other assets	403,909	407,709
TOTAL ASSETS	$1,531,391	$1,710,888

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$119,854	$228,014
Accounts payable to related parties	16,291	123,282
Current maturities of long term debt	9,888	95,771
Convertible notes, net of unamortized discounts of $98,182 and $0, respectively	29,318	-
Line of credit	171,000	100,000
Related party convertible note, net of unamortized discounts of $0	125,000	125,000
Related party short term debt	100,000	-
Derivative liabilities	902,616	-
Total current liabilities	1,473,967	672,067
LONG TERM DEBT
Convertible notes, net of unamortized discount of $173,211 and $0, respectively	32,489	-
Total liabilities	1,506,456	672,067

STOCKHOLDERS’ EQUITY
Common stock
Authorized: 500,000,000 common shares, $0.001 par value, 86,126,100 issued and outstanding at June 30, 2016 and December 31, 2015	86,126	86,126
Additional paid-in capital	3,150,012	3,162,529
Accumulated deficit	(3,211,203)	(2,209,834)
Total stockholders’ equity	24,935	1,038,821
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,531,391	$1,710,888

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Galenfeha, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenues:
Third Parties	$85,372	$29,989	$371,411	$29,989
Related Parties	19,002	212,795	36,384	529,497

Cost of Sales	72,582	110,770	292,164	305,596

Gross Profit	31,792	132,014	115,631	253,890

Operating Expenses:
General and administrative	64,292	118,370	157,600	157,782
Payroll expenses	107,710	159,440	216,740	270,488
Professional fees	18,376	27,716	36,671	30,629
Engineering research and development	(39)	97,475	(21,213)	99,076
Depreciation and amortization expense	6,842	4,957	13,684	9,804
Total operating expenses	197,181	407,958	403,482	567,779

Loss from continuing operations	(165,389)	(275,944)	(287,851)	(313,889)

Other (expense) income
Gain (loss) on sale of assets	-	(5,317)	-	(5,317)
Interest income	3	25	6	40
Miscellaneous income	2,682	-	2,682	-
Interest expense	(57,491)	(33,583)	(67,315)	(68,407)
Loss on derivative instruments	(475,311)	-	(648,891)	-
Total other (expense)	(530,117)	(38,875)	(713,518)	(73,684)

Net loss	$(695,506)	$(314,819)	$(1,001,369)	$(387,573)

Net loss per share, basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)
Weighted average number of common shares outstanding, basic and diluted	86,126,100	86,700,770	86,126,100	82,594,198

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Galenfeha, Inc.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance – December 31, 2015	86,126,100	86,126	3,162,529	(2,209,834)	1,038,821

Reclass of conversion option to derivative liabilities	-	-	(6,175)	-	(6,175)
Options expense	-	-	43,444	-	43,444
Revaluation of common shares issued for services	-	-	(23,041)	-	(23,041)
Non-vested options returned and cancelled	-	-	(26,745)	-	(26,745)
Net loss	-	-	-	(1,001,369)	(1,001,369)

Balance – June 30, 2016	86,126,100	$86,126	$3,150,012	$(3,211,203)	$24,935

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Galenfeha, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2016	June 30, 2015

OPERATING ACTIVITIES
Net loss	$(1,001,369)	$(387,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,684	9,804
Non-vested options forfeited	(26,745)	-
Common shares issued for services	(23,041)	95,000
Options expense	43,444	-
Loss on disposal of assets	-	5,317
Loss on derivative instruments	648,891	-
Amortization of debt discounts on convertible notes	61,806	-
Changes in Operating Assets and Liabilities:
(Increase) Decrease in accounts receivable	80,176	(78,530)
(Increase) Decrease in accounts receivable from related party	336	-
(Increase) Decrease in inventory	120,770	(159,890)
(Increase) Decrease in prepaid expenses and other assets	(25,567)	(342,867)
Increase (Decrease) in accounts payable and accrued liabilities	(108,160)	196,949
Increase (Decrease) in accounts payable to related parties	(106,991)	-
Net cash used in operating activities	(322,766)	(661,790)

INVESTING ACTIVITIES
Proceeds from sale of assets	-	47,016
Purchase of fixed assets	-	(22,367)
Cash paid for acquisition of subsidiary	-	(154,887)
Net cash used in financing activities	-	(130,238)

FINANCING ACTIVITIES
Proceeds from line of credit/notes payable	82,371	70,895
Payments on notes payable	(88,980)	(56,825)
Proceeds from convertible debentures, net of original issue discounts	247,550	-
Proceeds from related party promissory note	100,000	-
Payment on promissory notes	-	(125,000)
Payments on finance contracts	(8,273)	-
Proceeds from sale of common stock	-	1,162,200
Net cash provided by financing activities	332,668	1,051,270

INCREASE IN CASH	9,902	259,242
CASH AT BEGINNING OF PERIOD	47,333	94,668
CASH AT END OF PERIOD	$57,235	$353,910

SUPPLEMENTAL INFORMATION
Cash paid for:
Interest expense	$3,557	$6,421
Income taxes	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for acquisition of subsidiary	$-	$191,750
Debt discount due to derivative liabilities	247,550	-
Reclass of conversion option from equity to derivative liabilities	6,175	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Galenfeha, Inc.
Notes to Unaudited Consolidated Financial Statements
June 30, 2016

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2016, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these unaudited interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2015 audited financial statements included in its Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2016 and the same period last year are not necessarily indicative of the operating results for the full years.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONCENTRATIONS

During the six months ended June 30, 2016, 9% of sales were to a single related party customer. In addition, one other third party customer contributed to 48% of total revenue for six months ended June 30, 2016. For the six months ended June 30, 2015, 95% of sales were to a single related party customer. During the three months ended June 30, 2016, 18% of sales were to a single related party customer. In addition, one other third party customer contributed to 54% of total revenue for three months ended June 30, 2016. For the three months ended June 30, 2015, 95% of sales were to a single related party customer.

As of June 30, 2016, accounts receivable from one related party customer comprised 51% of total accounts receivable before it netted with accounts payable due to the same related party and accounts receivable from one third party customer comprised 31% of accounts receivable. As of December 31, 2015, accounts receivable from one third party customer comprised 81% of accounts receivable, while another third-party customer comprised 12% of accounts receivable.

INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in, first-out basis (“FIFO”), or market, including direct material costs and direct and indirect manufacturing costs. Inventory consists of the following amounts as of June 30, 2016 and December 31, 2015.

	June 30, 2016	December 31, 2015
Raw Materials	$265,824	$311,673
Work In Process	-	-
Finished Goods	564,023	638,944
		-
Total Inventory	$829,847	$950,617

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

The following table sets forth by level with the fair value hierarchy the Company’s assets and liabilities measured at fair value as of June 30, 2016:

	Level 1	Level 2	Level 3	Total

Assets
None	$—	$—	$—	$—
Liabilities
Derivative liabilities	$—	$—	$902,616	$902,616

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, ranging from three to forty years. A summary is as follows:

	June 30, 2016	December 31, 2015
Manufacturing assets	$168,015	$168,015
Vehicles	-	-
Furniture and equipment	19,318	19,318
Improvements	21,472	21,472
	208,805	208,805

Less accumulated depreciation	(31,303)	(21,419)

Property and equipment, net	$177,502	$187,386

Depreciation expense related to property and equipment was $9,883 and $9,804 for the six months ended June 30, 2016 and 2015, respectively and $4,942 and $4,957 for the three months ended June 30, 2016 and 2015, respectively.

NOTE 5 – NOTES PAYABLE

On May 12, 2016, the Company incurred a loan of $5,625 relating to the renewal of their commercial general liability insurance. The note has an interest rate of 8.00%, payable in payments of $583 for 10 months. Additionally in May of 2016, the Company incurred a loan of $5,746 relating to the renewal of their workers compensation, commercial property, and commercial automobile insurance. The note has an interest rate of 0.00%, payable in payments of $936 and $1,223 in months one and two, respectively, and $599 per month for the remaining six months. The outstanding balance on these finance agreements was $9,888 and $6,791, as of June 30, 2016 and December 31, 2015, respectively.

In August 2015, the Company incurred a loan of $78,593 that is secured by a customer purchase order. The loan has an interest rate of 4.75% payable in four payment of $19,843 with the first payment due on December 28, 2015. Since the prior customer purchase orders had been fulfilled and paid, the loan of $78,593 was repaid by a second loan of $88,980 on December 28, 2015 which was secured by current customer purchase orders. The second loan of $88,980 has an interest rate of 4.75% and is payable in one principal payment of $88,980 plus accrued interest on April 28, 2016. The outstanding balance on this loan was $0 and $88,980 as of June 30, 2016 and December 31, 2015, respectively.

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

Additionally, the line of credit is secured by a deposit account held at the Grantor’s institution which had a cash balance of $1,081 and $11,499 as of June 30, 2016 and December 31, 2015, respectively. Interest only payments were made during the six months ended June 30, 2016. The outstanding balance on the line of credit was $171,000 and $100,000 as of June 30, 2016 and December 31, 2015, respectively.

The current maturities and five year debt schedule for the notes is as follows:

2016	$-
2017	171,000
2018	-
2019	-
2020	-
Total current notes payable	$171,000

NOTE 7 – CONVERTIBLE LOANS

At June 30, 2016 and December 31, 2015, convertible loans consisted on the following:

	June 30, 2016	December 31, 2015
February 2016 Note	$82,500	-
March 2016 Note	123,200
April 2016 Note	75,000	-
May 2016 Note	52,500

Total notes payable	333,200	-

Less: Unamortized debt discounts	(271,393)	-

Total convertible loans, net	61,807	-

Less: current portion of convertible loans	(29,318)	-

Long-term convertible loans, net	$32,489	-

February 2016 Note

Effective February 29, 2016 the Company entered into a Convertible Promissory Note (“Vista Note”) with Vista Capital Investments, LLC pursuant to which the Company issued Vista Capital Investments, LLC a convertible note in the amount of $275,000 with an original issue discount in the amount of $25,000. The principal amount due Vista Capital Investments, LLC is based on the consideration paid. The maturity date is two years from the effective date of each payment. On February 29, 2016 the Company received consideration of $75,000 for which an original issue discount of $7,500 was recorded. In addition, the Company recognized a discount of $5,625 on fees paid upon entering into this agreement. There were no additional borrowings under the Vista Note during the six months ended June 30, 2016. The Vista Note carries an interest rate of 6% which shall be applied on the issuance date to the original principal amount. Accrued interest due under the Vista Note totaled $16,500 at June 30, 2016.

The Vista Note provides Vista Capital Investments, LLC the right at any time, to convert the outstanding balance (including accrued and unpaid interest) into shares of the Company’s common stock at 70% of the lowest trade price in the 25 trading days previous to the conversion, additional discounts may apply in the case that conversion shares are not deliverable or if the shares are ineligible. As a result of the derivatives calculation (see Note 8) an additional discount of $52,875 was recorded. Amortization of the debt discount totaled $13,787 for the six months ended June 30, 2016. The principal balance due, net of the amortized discount under the Vista Note was $13,787 at June 30, 2016.

March 2016 Note

Effective March 2, 2016 the Company entered into a Convertible Promissory Note (“JMJ Note”) with JMJ Financial pursuant to which the Company issued JMJ Financial a convertible note in the amount of $500,000 with an original issue discount in the amount of $50,000. The principal amount due JMJ is based on the consideration paid. The maturity date is two years from the effective date of each payment. On March 2, 2016 the Company received consideration of $100,000 for which an original issue discount of $10,000 was recorded. In addition, the Company recognized a discount of $7,500 on fees paid upon entering into this agreement There were no additional borrowings under the JMJ Note during the six months ended June 30, 2016. The Company has not currently made any principal payments on the JMJ Note. If the Company doesn’t repay the JMJ Note on or before 90 days from the effective date the Company may not make further payments on this JMJ Note prior to the maturity date and a one-time interest charge of 12% will be applied to the principal amount. Since no payments were made on the note on or before 90 days from the effective date of the note, accrued interest due was recorded in the amount of $13,200 at June 30, 2016.

The JMJ Note provides JMJ Financial the right at any time, to convert the outstanding balance (including accrued and unpaid interest) into shares of the Company’s common stock at 60% of the lowest trade price in the 25 trading days previous to the conversion, additional discounts may apply in the case that conversion shares are not deliverable or if the shares are ineligible. As a result of the derivatives calculation (see Note 8) an additional discount of $92,500 was recorded. Amortization of the debt discount totaled $18,701 for the six months ended June 30, 2016. The principal balance due, net of the amortized discount under the JMJ Note was $18,701 at June 30, 2016.

April 2016 Note

Effective April 22, 2016 the Company entered into a Convertible Promissory Note (“Auctus Note”) with Auctus Fund, LLC pursuant to which the Company issued Auctus Fund, LLC a convertible note in the amount of $75,000. The maturity date is January 22, 2017. On April 22, 2016 the Company received consideration of $75,000. In addition, the Company recognized a discount of $6,750 on fees paid upon entering into this agreement. The Auctus Note carries an interest rate of 10% which shall be applied on the issuance date to the original principal amount. Interest paid under the Auctus Note totaled $5,625 at June 30, 2016.

The Auctus Note provides Auctus Fund, LLC the right at any time, to convert the outstanding balance (including accrued and unpaid interest) into shares of the Company’s common stock at 60% of the lowest trade price in the 25 trading days previous to the conversion, additional discounts may apply in the case that conversion shares are not deliverable or if the shares are ineligible. As a result of the derivatives calculation (see Note 8) an additional discount of $62,625 was recorded. Amortization of the debt discount totaled $18,818 for the six months ended June 30, 2016. The principal balance due, net of the amortized discount under the Auctus Note was $18,818 at June 30, 2016.

May 2016 Note

Effective April 18, 2016 the Company entered into a Convertible Promissory Note (“Adar Note”) with Adar Bays, LLC pursuant to which the Company issued Adar Bays, LLC a convertible note in the amount of $52,500 with an original issue discount in the amount of $2,500. The maturity date is April 18, 2017. On May 12, 2016 the Company received consideration of $50,000 for which an original issue discount of $2,500 was recorded. In addition, the Company recognized a discount of $6,250 on fees paid upon entering into this agreement. The Adar Note carries an interest rate of 8% which shall be applied on the issuance date to the original principal amount. Accrued interest due under the Adar Note totaled $4,200 at June 30, 2016.

The Adar Note provides Adar Bays, LLC the right at any time, to convert the outstanding balance (including accrued and unpaid interest) into shares of the Company’s common stock at 60% of the lowest trade price in the 20 trading days previous to the conversion, additional discounts may apply in the case that conversion shares are not deliverable or if the shares are ineligible. As a result of the derivatives calculation (see Note 8) an additional discount of $39,550 was recorded. Amortization of the debt discount totaled $10,500 for the six months ended June 30, 2016. The principal balance due, net of the amortized discount under the Adar Note was $10,500 at June 30, 2016.

NOTE 7 – CONVERTIBLE LOANS – RELATED PARTY

The Company issued a convertible promissory note to a related party in 2014 for $250,000 (see Note 12). The note is convertible into common stock of the Company at $0.50 per share. The intrinsic value of the beneficial conversion feature was determined to be $125,000 at the commitment date and the discount is being amortized over the one year life of the promissory note. As of June 30, 2016, $125,000 of the discount has been amortized as interest expense. Interest amortized for the six months ended June 30, 2016 and 2015 was $0 and $61,986, respectively. The Company repaid $125,000 under this note during the twelve months ended December 31, 2015 and the outstanding balance was $125,000 as of June 30, 2016.

This conversion option was accounted for as a derivative liability during the six months ended June 30, 2016 resulting in a reclassification of the fair value of the derivative liability of $6,175 from equity (see Note 8).

NOTE 8 – DERIVATIVE LIABILITY

During the six months ended June 30, 2016, the Company identified conversion features embedded within its convertible debt. The Company has determined that the conversion feature of the Notes represents an embedded derivative since the Notes are convertible into a variable number of shares upon conversion. Accordingly, the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. Therefore, the fair value of the derivative instruments have been recorded as liabilities on the balance sheet with the corresponding amount recorded as discounts to the Notes. Such discounts will be accreted from the issuance date to the maturity date of the Notes. The change in the fair value of the derivative liabilities will be recorded in other income or expenses in the statement of operations at the end of each period, with the offset to the derivative liabilities on the balance sheet. The fair value of the embedded derivative liabilities were determined using the Black-Scholes valuation model on the issuance dates with the assumptions in the table below.

The change in fair value of the Company’s derivative liabilities for the six months ended June 30, 2016 is as follows:

December 31, 2015 fair value	$-
Additions recognized as derivative loss at inception	380,283
Additions recognized as note discount at inception	247,550
Reclass from equity to derivative liability	6,175
Loss on change in fair value	268,608
June 30, 2016 fair value	$902,616

The loss on the change in fair value of derivative liabilities for the six months ending June 30, 2016 totaled $648,891

The fair value at the issuance and remeasurement dates for the convertible debt treated as derivative liabilities are based upon the following estimates and assumptions made by management for the six months ended June 30, 2016:

Exercise prices	See Notes 6 and 7
Expected dividends	0%
Expected volatility	188%-400%
Expected term	See Notes 6 and 7
Discount rate	.45%-.85%

NOTE 9 - SHAREHOLDERS’ EQUITY

COMMON STOCK

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.001.

As of June 30, 2016 and December 31, 2015, 86,126,100 shares of the Company’s common stock were issued and outstanding.

In October 2014, the Company entered into an agreement for the issuance of 1,000,000 common shares for CAD/CAM Engineering Design Services for GLFH1200 series battery development. The shares vest in equal installments of 250,000 each year following the date of the agreement. On May 1, 2015, the Company issued 250,000 shares under this award. Since inception through June 30, 2016, $118,311 was expensed under this award and $14,189 remains to be expensed over the remaining service period. This nonemployee award is valued upon completion of services. The fair value of the award as of the reporting date of June 30, 2016 resulted in a reduction to expense during the six months ended June 30, 2016 of $23,041.

NOTE 10 - OPTIONS

During the year ended December 31, 2015, the Company granted an aggregate of 2,050,000 options to a military sales representative and three employees. Col. Ashton Naylor (Ret) received 100,000 options exercisable at $0.25 per share, Chris Watkins received 750,000 options exercisable at $0.25 per share, Jeff Roach received 1,000,000 options exercisable at $0.20 per share, and Brian Nallin received 200,000 options exercisable at $0.20 per share. These options expire on April 1, 2016; June 11, 2020, February 1, 2017, and December 31, 2017 respectively. The options granted to Brian Nallin vest immediately and the other options vest in equal tranches over periods ranging from 2 to 5 years. The aggregate fair value of the option grants was determined to be $430,839 using the Black-Scholes Option Pricing Model and the following assumptions: volatilities between 218% and 396%, risk free rates between .27% and 1.74%, expected terms between 1 and 5 years and zero expected dividends. The fair value of the award is being expensed over the vesting periods. $295,553 was expensed during the year ended December 31, 2015, $24,703 was expensed during the three months ended March 31, 2016, and $18,741 was expensed during the three months ended June 30, 2016. Jeff Roach and Brian Nallin both voluntarily terminated employment with the Company on February 12, 2016 resulting in Jeff returning non-vested options back to the Company. This resulted in a reversal of prior period share based compensation and option expense of $26,745 during the three months ended March 31, 2016. As of June 30, 2016, $74,655 remains to be expensed over the remaining vesting period.

As of June 30, 2016, there were 1,700,000 options outstanding of which 1,250,000 were exercisable. The range of exercise prices and remaining weighted average life of the options outstanding at June 30, 2016 were $0.20 to $0.25 and 2.18 years, respectively. The aggregate intrinsic value of the outstanding options at June 30, 2016 was $0.

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

NOTE 12 – RELATED PARTY TRANSACTIONS

On November 1, 2014, the Company entered into a Convertible Promissory Note Agreement with Ray Moore Sr., a related party, in the amount of $250,000. The note bears an interest rate of 7% per annum until paid in full. Repayment of the loan is due on or before November 7, 2015. The lender shall have the right to convert this indebtedness to equity shares of Galenfeha at the rate of one share per $.50 of indebtedness for a total of 500,000 shares upon the expiration date, or at any time the Lender desired for the relieve of indebtedness of Maker. As of June 30, 2016, the principal and interest due on the note is $136,699 (the accrued interest of $11,699 is presented as accounts payable to related parties in the consolidated balance sheet).

On May 12, 2016, the Company entered into a Promissory Note Agreement with Diane Moore, a related party, in the amount of $100,000. The note bears an interest rate of 5% per annum until the balance is pain in full. Repayment of the loan is due on or before December 31, 2016.

Falcon Resources, LLC & MarionAv, LLC are two companies owned by Board Member, Trey Moore, and CEO/President, Lucien Marioneaux, Jr., respectively. These related party entities provide flight services to employees and directors of the Company. The total amount paid for flight services to Falcon Resources and MarionAv, LLC for the six months ending June 30, 2016 totaled $6,600 and $1,240, respectively. As of June 30, 2016, the Company had outstanding accounts payable balances to Falcon Resources, LLC totaling $6,600 and MarionAv, LLC totaling $1,240.

Galenfeha sells a portion of its finished goods to Fleaux Services, LLC, a company owned by Board Member, Trey Moore. During the three and six months ended June 30, 2016, sales to the related company totaled $19,002 and $36,384, respectively. As of June 30, 2016, the Company had outstanding receivables from the related party company of $28,018. As of June 30, 2016, the Company had an outstanding accounts payable balance to Fleaux Services, LLC totaling $31,009. The net related party accounts payable balance due to Fleaux Services totaled $2,991 for the six months ended June 30, 2016. During the six months ended June 30, 2016, the Company paid Fleaux Services, LLC $16,152 for inventory and shop supply purchases.

Galenfeha purchases component parts used in the assembly of inventory items from River Cities Machine, LLC, a company owned by CEO/President, Lucien Marioneaux, Jr. During the six months ended June 30, 2016 purchases from the related company totaled $960. As of June 30, 2016, the Company had an outstanding accounts payable balance to River Cities Machine, LLC totaling $960.

Other outstanding accounts payable balances to related parties totaled $4,500 as of June 30, 2016. The amounts are unsecured, due on demand and bear no interest.

NOTE 13 – UNCERTAIN TAX POSITIONS

The Company received a letter on May 17, 2016 from the Caddo-Shreveport Sales and Use Tax Commission informing them of a parish sales and use tax audit scheduled to begin on June 28, 2016. The audit period covered is January 1, 2013 through May 31, 2016. The audit is currently under way and no judgments or assessments have been issued. Management is of the opinion that this audit will not result in any material change in the Company’s financial results.

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

Liquidity

Assets

At June 30, 2016, we had total assets of $1,531,391, of which $57,235 was in cash.

Results of Operations for the Three Months ending June 30, 2016

Revenues

Revenues for the three months ended June 30, 2016 and 2015 were $104,374, and $242,784, respectively. Of the $104,374; $85,372 were to third parties and $19,002 were to related parties. Of the $242,784; $29,989 were to third parties and $212,795 were to related parties. The decrease is from the Company loosing distribution contracts with oil and gas supply companies due to lack of demand in the oil and gas industry. However, sales from third parties increased significantly compared to the prior year because of less dependence on related parties of the Company.

Cost of Revenues

Cost of Revenues for the three months ended June 30, 2016 and 2015 were $72,582 and $110,770, respectively. Costs were cost of materials and manufacturing supplies with the decrease due to lack of sales compared with the prior period..

Operating Expense

Total operating expenses for the three months ended June 30, 2016 and 2015 were $197,181 and $407,958, respectively. Expenses decreased as the Company has decreased its workforce and lowered overhead costs because of the downturn in the oil and gas industry.

Net Operating Loss and Net Loss

Net operating loss for the three months ended June 30, 2016 and 2015 was $165,389 and $275,944 respectively. The Company realized a lower net loss because of reduced payroll costs and corresponding share based compensation relating to employee stock options, reduced option expense for initial research and development engineering services, and lower advertising costs.

Net loss for the three months ended June 30, 2016 and 2015 was $695,506 and $314,819 respectively. The Company realized a higher net loss because of increased interest and amortization expense relating to amortization of debt discounts on convertible promissory notes, and fair market value adjustments on derivative contracts associated with procuring additional financing.

Results of Operations for the Six Months ending June 30, 2016

Revenues

Revenues for the six months ended June 30, 2016 and 2015 were $407,795, and $559,486, respectively. Of the $407,795; $371,411 were to third parties and $36,384 were to related parties. Of the $559,486; $29,989 were to third parties and $529,497 were to related parties. The decrease is from the Company loosing distribution contracts with oil and gas supply companies due to lack of demand in the oil and gas industry. However, sales from third parties increased significantly compared to the prior year because of less dependence on related parties of the Company.

Cost of Revenues

Cost of Revenues for the six months ended June 30, 2016 and 2015 were $292,164 and $305,596, respectively. Costs were cost of materials and manufacturing supplies with the decrease due to lack of sales compared with the prior period.

Operating Expense

Total operating expenses for the six months ended June 30, 2016 and 2015 were $403,482 and $567,779, respectively. Expenses decreased as the Company has decreased its workforce and lowered overhead costs because of the downturn in the oil and gas industry.

Net Operating Loss and Net Loss

Net operating loss for the six months ended June 30, 2016 and 2015 was $287,851 and $313,889 respectively. The Company realized a lower net loss because of reduced payroll costs and corresponding share based compensation relating to employee stock options, reduced option expense for initial research and development engineering services, and lower advertising costs.

Net loss for the six months ended June 30, 2016 and 2015 was $1,001,369 and $387,573 respectively. The Company realized a higher net loss because of increased interest and amortization expense relating to amortization of debt discounts on convertible promissory notes, and fair market value adjustments on derivative contracts associated with procuring additional financing.

Equity Distribution

Since our incorporation, we have raised capital through private sales of our common equity. As of June 30, 2016, we have issued 86,126,100 shares of our common stock to various shareholders,

Off-Balance Sheet Arrangements

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

Galenfeha, Inc.

Date: August 12, 2016	By:	/s/ Lucien Marioneaux
	Name:	Lucien Marioneaux
President and Chief Executive Officer
(Principal Financial Officer, Principal
Accounting Officer)