Form 10-Q
period 2016-09-30
Galenfeha, Inc.
filed 2016-11-14
CIK 1574676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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
Yes [   ] No [X]

As of November 15, 2016, there were 96,666,100 shares of the registrant’s common stock outstanding, each with a par value of $0.001.

TABLE OF CONTENTS
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

Galenfeha, Inc.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Galenfeha, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2016	December 31, 2015

ASSETS
CURRENT ASSETS
Cash	$313,817	$47,333
Accounts receivable	9,475	107,424
Accounts receivable from related parties	20,121	336
Inventory	708,700	950,617
Prepaid inventory	57,811	-
Prepaid expenses	9,045	10,083
Total current assets	1,118,969	1,115,793
FIXED ASSETS, net of accumulated depreciation of $36,245 and $21,419, respectively	172,560	187,386
OTHER ASSETS
Goodwill	389,839	389,839
Customer list, net of accumulated amortization of $11,628 and $5,928, respectively	11,170	16,870
Deposits	1,000	1,000
Total other assets	402,009	407,709
TOTAL ASSETS	$1,693,538	$1,710,888

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$94,983	$228,014
Accounts payable to related parties	15,926	123,282
Deferred revenue	115,629	-
Current maturities of long term debt	350,000	95,771
Convertible note, net of unamortized discounts of $59,858 and $0, respectively	67,642	-
Note payable - insurance finance	12,644	-
Line of credit	85,469	100,000
Related party convertible note, net of unamortized discounts of $0	125,000	125,000
Related party short term debts	100,000	-
Derivative liabilities	277,062	-
Total current liabilities	1,244,355	672,067
LONG TERM DEBT
Convertible notes, net of unamortized discount of $89,982 and $0, respectively	9,298	-
Total liabilities	1,253,653	672,067

STOCKHOLDERS’ EQUITY
Common stock
Authorized: 500,000,000 common shares, $0.001 par value, 91,816,100 and 86,126,100 issued and outstanding at September 30, 2016 and December 31, 2015, respectively	91,816	86,126
Additional paid-in capital	3,310,890	3,162,529
Accumulated deficit	(2,962,821)	(2,209,834)
Total stockholders’ equity	439,885	1,038,821
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,693,538	$1,710,888

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Galenfeha, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenues:
Third Parties	$292,649	$249,681 $	664,060 $	279,258
Related Parties	29,360	25,838	65,744	555,747

Cost of Sales	243,493	216,141	535,657	521,737

Gross Profit	78,516	59,378	194,147	313,268

Operating Expenses:
General and administrative	126,514	182,926	284,114	340,708
Payroll expenses	99,605	353,904	316,345	624,392
Professional fees	12,050	135,099	48,721	165,728
Engineering research and development	(16,322)	107,955	(37,535)	207,031
Depreciation and amortization expense	6,842	4,257	20,526	14,061
Total operating expenses	228,689	784,141	632,171	1,351,920

Loss from continuing operations	(150,173)	(724,763)	(438,024)	(1,038,652)

Other (expense) income
Gain (loss) on sale of assets	-	-	-	(5,317)
Interest income	-	-	6	40
Miscellaneous income	19,893	-	22,575	-
Interest expense	(155,568)	(34,363)	(222,883)	(102,770)
Gain (loss) on derivative instruments	534,230	-	(114,661)	-
Total other (expense)	398,555	(34,363)	(314,963)	(108,047)

Net income (loss)	$248,382	$(759,126)	$(752,987)	$(1,146,699)

Net income (loss) per share, basic	$0.00	$(0.01)	$(0.01)	$(0.01)
Weighted average number of common shares outstanding, basic	86,869,035	86,150,013	86,375,553	83,808,979
Net income (loss) per share, diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)
Weighted average number of common shares outstanding, diluted	99,783,063	86,150,013	86,375,553	83,808,979

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Galenfeha, Inc.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance – December 31, 2015	86,126,100	86,126	3,162,529	(2,209,834)	1,038,821

Reclass of conversion option to derivative liabilities	-	-	(6,175)	-	(6,175)
Options expense	-	-	54,402	-	54,402
Stock issued under convertible debenture	5,440,000	5,440	39,878	-	45,318
Derivative liability extinguished on conversion	-	-	112,468	-	112,468
Common shares issued under services contracts	250,000	250	8,500	-	8,750
Revaluation of common shares issued for services	-	-	(33,967)	-	(33,967)
Non-vested options returned and cancelled	-	-	(26,745)	-	(26,745)
Net loss	-	-	-	(752,987)	(752,987)

Balance – September 30, 2016	91,816,100	$91,816	$3,310,890	$(2,962,821)	$439,885

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Galenfeha, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2016	September 30, 2015

OPERATING ACTIVITIES
Net loss	$(752,987)	$(1,146,699)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,526	14,061
Non-vested options forfeited	(26,745)	-
Common shares issued for services	(25,217)	296,281
Options expense	54,402	227,241
Loss on disposal of assets	-	5,317
Loss on derivative instruments	114,661	-
Amortization of debt discounts on convertible notes	204,505	93,493
Changes in Operating Assets and Liabilities:
(Increase) Decrease in accounts receivable	97,949	29,537
(Increase) Decrease in accounts receivable from related party	(19,785)	-
(Increase) Decrease in inventory	241,917	(469,771)
(Increase) Decrease in prepaid expenses and other assets	(56,773)	(125,787)
Increase (Decrease) in accounts payable and accrued liabilities	(133,031)	67,927
Increase (Decrease) in accounts payable to related parties	(107,356)	-
Increase (Decrease) in deferred revenue	115,629	-
Net cash used in operating activities	(272,305)	(1,008,400)

INVESTING ACTIVITIES
Proceeds from sale of assets	-	5,000
Purchase of fixed assets	-	(59,366)
Cash paid for acquisition of subsidiary	-	(160,300)
Net cash used in financing activities	-	(214,666)

FINANCING ACTIVITIES
Proceeds from line of credit/notes payable	439,168	199,189
Payments on notes payable	(269,073)	(38,258)
Proceeds from convertible debentures, net of original issue discounts	268,694	-
Proceeds from related party convertible promissory note	100,000	-
Payment on convertible promissory notes	-	(125,000)
Proceeds from sale of common stock	-	1,512,200
Net cash provided by financing activities	538,789	1,548,131

INCREASE IN CASH	266,484	325,065
CASH AT BEGINNING OF PERIOD	47,333	94,668
CASH AT END OF PERIOD	$313,817	$419,733

SUPPLEMENTAL INFORMATION
Cash paid for:
Interest expense	$5,600	$1,078
Income taxes	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES
Treasury stock returned to Company pursuant to lockup agreement	$-	$5,125
Assumption of liabilities by an officer for disposal of fixed assets	-	42,016
Common stock issued for acquisition of subsidiary	-	191,750
Debt discount due to derivative liabilities	268,694	-
Note payable issued for acquisition of subsidiary	-	53,000
Common stock issued for debt conversion	45,318	-
Reclass of conversion option from equity to derivative liabilities	6,175	-
Derivative liability extinguished on conversion	112,468	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Galenfeha, Inc.
Notes to Unaudited Consolidated Financial Statements
September 30, 2016

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2016, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these unaudited interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2015 audited financial statements included in its Form 10-K filed with the Securities and Exchange Commission. The results of operations for the period ended September 30, 2016 and the same period last year are not necessarily indicative of the operating results for the full years.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONCENTRATIONS

During the nine months ended September 30, 2016, 9% of sales were to a single related party customer. In addition, two other third party customers contributed to 56% of total revenue for nine months ended September 30, 2016. For the nine months ended September 30, 2015, 67% of sales were to a single related party customer. During the three months ended September 30, 2016, 9% of sales were to a single related party customer. In addition, one other third party customer contributed to 53% of total revenue for three months ended September 30, 2016. For the three months ended September 30, 2016, 9% of sales were to a single related party customer. In addition, one other third party customer contributed to 59% of total revenue for three months ended September 30, 2015.

As of September 30, 2016, accounts receivable from one related party customer comprised 68% of total accounts receivable before it netted with accounts payable due to the same related party and accounts receivable from one third party customer comprised 31% of accounts receivable. As of December 31, 2015, accounts receivable from one third party customer comprised 81% of accounts receivable, while another third-party customer comprised 12% of accounts receivable.

NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per share is computed on the basis of the weighted average number of common shares outstanding during each year. Diluted net income (loss) per share is computed similar to basic net income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. In periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

During fiscal year 2015 and for the nine months ended September 30, 2016, all common stock equivalents were excluded as they would have been anti-dilutive the dilutive. For the three months ended September 30, 2016, the dilutive effect of the outstanding common stock options was 9,266,366 shares and convertible debt was 22,185,176 shares with a reduction to net income of $512,471.

INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in, first-out basis (“FIFO”), or market, including direct material costs and direct and indirect manufacturing costs. Inventory consists of the following amounts as of September 30, 2016 and December 31, 2015.

	September 30, 2016	December 31, 2015
Raw Materials	$267,741	$311,673
Work In Process	-	-
Finished Goods	440,959	638,944
		-
Total Inventory	$708,700	$950,617

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

The following table sets forth by level with the fair value hierarchy the Company’s assets and liabilities measured at fair value as of September 30, 2016:

	Level 1	Level 2	Level 3	Total

Assets
None	$—	$—	$—	$—
Liabilities
Derivative liabilities	$—	$—	$277,062	$277,062

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, ranging from three to forty years. A summary is as follows:

	September 30, 2016	December 31, 2015
Manufacturing assets	$168,015	$168,015
Vehicles	-	-
Furniture and equipment	19,318	19,318
Improvements	21,472	21,472
	208,805	208,805

Less accumulated depreciation	(36,245)	(21,419)

Property and equipment, net	$172,560	$187,386

Depreciation expense related to property and equipment was $14,826 and $14,061 for the nine months ended September 30, 2016 and 2015, respectively and $4,942 and $4,257 for the three months ended September 30, 2016 and 2015, respectively.

NOTE 5 – NOTES PAYABLE

On May 12, 2016, the Company incurred a loan of $5,625 relating to the renewal of their commercial general liability insurance. The note has an interest rate of 8.00%, payable in payments of $583 for 10 months. Additionally in May of 2016, the Company incurred a loan of $5,746 relating to the renewal of their workers compensation, commercial property, and commercial automobile insurance. The loan balance increased by $6,798 on September 27, 2016 due to an additional workers compensation assessment after auditing the prior payroll period. The note has an interest rate of 0.00%, payable in payments of $936, $1,223, $599, and $7.669 in months one, two, three and four, respectively, and $509 per month for the remaining four months. The outstanding balance on these finance agreements was $12,644 and $6,791, as of September 30, 2016 and December 31, 2015, respectively.

In August 2015, the Company incurred a loan of $78,593 that is secured by a customer purchase order. The loan has an interest rate of 4.75% payable in four payment of $19,843 with the first payment due on December 28, 2015. Since the prior customer purchase orders had been fulfilled and paid, the loan of $78,593 was repaid by a second loan of $88,980 on December 28, 2015 which was secured by current customer purchase orders. The second loan of $88,980 has an interest rate of 4.75% and is payable in one principal payment of $88,980 plus accrued interest on April 28, 2016. The outstanding balance on this loan was $0 and $88,980 as of September 30, 2016 and December 31, 2015, respectively.

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

Additionally, the line of credit is secured by a deposit account held at the Grantor’s institution which had a cash balance of $45 and $11,499 as of September 30, 2016 and December 31, 2015, respectively. The outstanding balance on the line of credit was $85,469 and $100,000 as of September 30, 2016 and December 31, 2015, respectively.

On August 23, 2016, the Company entered into a Promissory Note Agreement with Kevin L. Wilson, in the amount of $350,000. The note bears an interest rate of 11 ½ % per annum from the date until the principal is paid in full. This note may be prepaid in whole or in part, without penalty. All outstanding principal, interest and fees shall be due and payable on or before August 23, 2017. As of September 30, 2016, the principal and interest due on the note is $354,190 (the accrued interest of $4,190 is presented as accounts payable in the consolidated balance sheet).

The current maturities and five year debt schedule for the notes is as follows:

2016	$-
2017	435,469
2018	-
2019	-
2020	-
Total current notes payable	$435,469

NOTE 6 – CONVERTIBLE LOANS

At September 30, 2016 and December 31, 2015, convertible loans consisted on the following:

	September 30, 2016	December 31, 2015
February 2016 Note	$-	-
March 2016 Note	99,280	-
April 2016 Note	75,000	-
May 2016 Note	52,500	-

Total notes payable	226,780	-

Less: Unamortized debt discounts	(149,840)	-

Total convertible loans, net	76,940	-
Less: current portion of convertible loans	(67,642)	-
Long-term convertible loans, net	$9,298	-

February 2016 Note

Effective February 29, 2016 the Company entered into a Convertible Promissory Note (“Vista Note”) with Vista Capital Investments, LLC pursuant to which the Company issued Vista Capital Investments, LLC a convertible note in the amount of $275,000 with an original issue discount in the amount of $25,000. The principal amount due Vista Capital Investments, LLC is based on the consideration paid. The maturity date is two years from the effective date of each payment. On February 29, 2016 the Company received consideration of $75,000 for which an original issue discount of $7,500 was recorded. In addition, the Company recognized a discount of $5,625 on fees paid upon entering into this agreement and recognized accrued interest under the Vista Note totaling $16,500. There were no additional borrowings under the Vista Note during the nine months ended September 30, 2016. The Vista Note carries an interest rate of 6% which shall be applied on the issuance date to the original principal amount.

The Vista Note provides Vista Capital Investments, LLC the right at any time, to convert the outstanding balance (including accrued and unpaid interest) into shares of the Company’s common stock at 70% of the lowest trade price in the 25 trading days previous to the conversion, additional discounts may apply in the case that conversion shares are not deliverable or if the shares are ineligible. As a result of the derivatives calculation (see Note 8) an additional discount of $72,775 was recorded. On September 1, 2016 Vista converted $9,951 of the Vista Convertible Note into a total of 790,000 shares of Common Stock at a fair value of $0.01260 per share. On September 28, 2016 Vista converted $10,200 of the Vista Convertible Note into a total of 2,000,000 shares of Common Stock at a fair value of $0.0051 per share. See Note 9.

Amortization of the debt discount totaled $102,400 for the nine months ended September 30, 2016. There was no remaining principal balance or accrued interest due under the Vista Note at September 30, 2016.

March 2016 Note

Effective March 2, 2016 the Company entered into a Convertible Promissory Note (“JMJ Note”) with JMJ Financial pursuant to which the Company issued JMJ Financial a convertible note in the amount of $500,000 with an original issue discount in the amount of $50,000. The principal amount due JMJ is based on the consideration paid. The maturity date is two years from the effective date of each payment. On March 2, 2016 the Company received consideration of $100,000 for which an original issue discount of $10,000 was recorded. In addition, the Company recognized a discount of $7,500 on fees paid upon entering into this agreement. There were no additional borrowings under the JMJ Note during the nine months ended September 30, 2016. If the Company doesn’t repay the JMJ Note on or before 90 days from the effective date the Company may not make further payments on this JMJ Note prior to the maturity date and a one-time interest charge of 12% will be applied to the principal amount. Since no payments were made on the note on or before 90 days from the effective date of the note, accrued interest due was recorded in the amount of $13,200 on June 1, 2016.

The JMJ Note provides JMJ Financial the right at any time, to convert the outstanding balance (including accrued and unpaid interest) into shares of the Company’s common stock at 60% of the lowest trade price in the 25 trading days previous to the conversion, additional discounts may apply in the case that conversion shares are not deliverable or if the shares are ineligible. As a result of the derivatives calculation (see Note 8) an additional discount of $92,500 was recorded. On September 12, 2016 JMJ converted $8,820 of the JMJ Convertible Note into a total of 700,000 shares of Common Stock at a fair value of $0.01260 per share. On September 21, 2016 JMJ converted $9,000 of the JMJ Convertible Note into a total of 750,000 shares of Common Stock at a fair value of $0.01200 per share. On September 28, 2016 JMJ converted $7,344 of the JMJ Convertible Note into a total of 1,200,000 shares of Common Stock at a fair value of $0.006120 per share. See Note 9.

Amortization of the debt discount totaled $34,462 for the nine months ended September 30, 2016. The principal balance due, net of the amortized discount under the JMJ Note was $9,298 at September 30, 2016.

April 2016 Note

Effective April 22, 2016 the Company entered into a Convertible Promissory Note (“Auctus Note”) with Auctus Fund, LLC pursuant to which the Company issued Auctus Fund, LLC a convertible note in the amount of $75,000. The maturity date is January 22, 2017. On April 22, 2016 the Company received consideration of $75,000. In addition, the Company recognized a discount of $6,750 on fees paid upon entering into this agreement. The Auctus Note carries an interest rate of 10% which shall be applied on the issuance date to the original principal amount. Interest paid under the Auctus Note totaled $5,625 at September 30, 2016.

The Auctus Note provides Auctus Fund, LLC the right at any time, to convert the outstanding balance (including accrued and unpaid interest) into shares of the Company’s common stock at 60% of the lowest trade price in the 25 trading days previous to the conversion, additional discounts may apply in the case that conversion shares are not deliverable or if the shares are ineligible. As a result of the derivatives calculation (see Note 8) an additional discount of $62,625 was recorded. Amortization of the debt discount totaled $43,909 for the nine months ended September 30, 2016. The principal balance due, net of the amortized discount under the Auctus Note was $43,909 at September 30, 2016.

May 2016 Note

Effective April 18, 2016 the Company entered into a Convertible Promissory Note (“Adar Note”) with Adar Bays, LLC pursuant to which the Company issued Adar Bays, LLC a convertible note in the amount of $52,500 with an original issue discount in the amount of $2,500. The maturity date is April 18, 2017. On May 12, 2016 the Company received consideration of $50,000 for which an original issue discount of $2,500 was recorded. In addition, the Company recognized a discount of $6,250 on fees paid upon entering into this agreement. The Adar Note carries an interest rate of 8% which shall be applied on the issuance date to the original principal amount. Accrued interest due under the Adar Note totaled $4,200 at September 30, 2016.

The Adar Note provides Adar Bays, LLC the right at any time, to convert the outstanding balance (including accrued and unpaid interest) into shares of the Company’s common stock at 60% of the lowest trade price in the 20 trading days previous to the conversion, additional discounts may apply in the case that conversion shares are not deliverable or if the shares are ineligible. As a result of the derivatives calculation (see Note 8) an additional discount of $39,550 was recorded. Amortization of the debt discount totaled $23,733 for the nine months ended September 30, 2016. The principal balance due, net of the amortized discount under the Adar Note was $23,733 at September 30, 2016.

NOTE 7 – CONVERTIBLE LOANS – RELATED PARTY

The Company issued a convertible promissory note to a related party in 2014 for $250,000 (see Note 12). The note is convertible into common stock of the Company at $0.50 per share. The intrinsic value of the beneficial conversion feature was determined to be $125,000 at the commitment date and the discount is being amortized over the one year life of the promissory note. As of September 30, 2016, $125,000 of the discount has been amortized as interest expense. Interest amortized for the nine months ended September 30, 2016 and 2015 was $0 and $61,986, respectively. The Company repaid $125,000 under this note during the twelve months ended December 31, 2015 and the outstanding balance was $125,000 as of September 30, 2016.

This conversion option was accounted for as a derivative liability during the nine months ended September 30, 2016 resulting in a reclassification of the fair value of the derivative liability of $6,175 from equity (see Note 8).

NOTE 8 – DERIVATIVE LIABILITY

During the nine months ended September 30, 2016, the Company identified conversion features embedded within its convertible debt. The Company has determined that the conversion feature of the Notes represents an embedded derivative since the Notes are convertible into a variable number of shares upon conversion. Accordingly, the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. Therefore, the fair value of the derivative instruments have been recorded as liabilities on the balance sheet with the corresponding amount recorded as discounts to the Notes. Such discounts will be accreted from the issuance date to the maturity date of the Notes. The change in the fair value of the derivative liabilities will be recorded in other income or expenses in the statement of operations at the end of each period, with the offset to the derivative liabilities on the balance sheet. The fair values of the embedded derivative liabilities were determined using the Black-Scholes valuation model on the issuance dates with the assumptions in the table below.

The change in fair value of the Company’s derivative liabilities for the nine months ended September 30, 2016 is as follows:

December 31, 2015 fair value	$-
Additions recognized as derivative loss at inception	429,817
Additions recognized as note discount at inception	268,694
Derivative liability extinguished on conversion	(112,468)
Reclass from equity to derivative liability	6,175
Fair value mark – to market adjustment	(315,156)
September 30, 2016 fair value	$277,062

The loss on the change in fair value of derivative liabilities for the three months ending March 31, 2016 totaled $114,661 and the gain on the change in fair value of derivative liabilities for the three months ending September 30, 2016 totaled $534,230.

The fair value at the issuance and remeasurement dates for the convertible debt treated as derivative liabilities are based upon the following estimates and assumptions made by management for the nine months ended September 30, 2016:

Exercise prices	See Notes 6 and 7
Expected dividends	0%
Expected volatility	188%-400%
Expected term	See Notes 6 and 7
Discount rate	.29%-.85%

NOTE 9 - SHAREHOLDERS’ EQUITY

COMMON STOCK

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.001.

As of September 30, 2016 and December 31, 2015, 91,816,100 and 86,126,100 shares of the Company’s common stock were issued and outstanding.

In October 2014, the Company entered into an agreement for the issuance of 1,000,000 common shares for CAD/CAM Engineering Design Services for GLFH1200 series battery development. The shares vest in equal installments of 250,000 each year following the date of the agreement. On May 1, 2015, the Company issued 250,000 shares under this award. Since inception through September 30, 2016, $118,311 was expensed under this award and $0 remains to be expensed over the remaining service period. This nonemployee award is valued upon completion of services. This nonemployee signed an agreement effective July 22, 2016 between them and the Company acknowledging that the Company does not anticipate the need for any additional engineering contract services resulting in the return of non-vested options back to the Company. This resulted in a reduction to engineering research and development expense of $23,311 for the three months ended September 30, 2016.

In July 2016, the Company entered into an agreement for the issuance of 1,000,000 common shares for consulting services. The shares are to be transferred in four quarterly installments of two hundred fifty thousand shares on or before the fifth day of the following months: August 2016, October 2016, January 2017, and April 2017. On August 5, 2016, the Company issued 250,000 shares under this award. Since inception through September 30, 2016, $14,188 was expensed under this award and $4,312 remains to be expensed over the remaining service period. A total of ($25,217) expense, net of revaluation of prior period, was recorded for common stock issued for services for the nine months ended September 30, 2016.

On September 1, 2016 Vista converted $9,954 of the February 2016 Vista Convertible Note into a total of 790,000 shares of Common Stock at a fair value of $0.01260 per share. See Note 6.

On September 12, 2016 JMJ converted $8,820 of the March 2016 JMJ Convertible Note into a total of 700,000 shares of Common Stock at a fair value of $0.01260 per share. See Note 6.

On September 21, 2016 JMJ converted $9,000 of the March 2016 JMJ Convertible Note into a total of 750,000 shares of Common Stock at a fair value of $0.01200 per share. See Note 6.

On September 28, 2016 JMJ converted $7,344 of the March 2016JMJ Convertible Note into a total of 1,200,000 shares of Common Stock at a fair value of $0.006120 per share. See Note 6.

On September 28, 2016 Vista converted $10,200 of the February 2016 Vista Convertible Note into a total of 2,000,000 shares of Common Stock at a fair value of $0.0051 per share. See Note 6.

NOTE 10 - OPTIONS

During the year ended December 31, 2015, the Company granted an aggregate of 2,050,000 options to a military sales representative and three employees. Col. Ashton Naylor (Ret) received 100,000 options exercisable at $0.25 per share, Chris Watkins received 750,000 options exercisable at $0.25 per share, Jeff Roach received 1,000,000 options exercisable at $0.20 per share, and Brian Nallin received 200,000 options exercisable at $0.20 per share. These options expire on April 1, 2016; June 11, 2020, February 1, 2017, and December 31, 2017 respectively. The options granted to Brian Nallin vest immediately and the other options vest in equal tranches over periods ranging from 2 to 5 years. The aggregate fair value of the option grants was determined to be $430,839 using the Black-Scholes Option Pricing Model and the following assumptions: volatilities between 218% and 396%, risk free rates between .27% and 1.74%, expected terms between 1 and 5 years and zero expected dividends. The fair value of the award is being expensed over the vesting periods. $295,553 was expensed during the year ended December 31, 2015, $24,703 was expensed during the three months ended March 31, 2016, $18,741 was expensed during the three months ended June 30, 2016, and $10,958 was expensed during the three months ended September 30, 2016. Jeff Roach and Brian Nallin both voluntarily terminated employment with the Company on February 12, 2016 resulting in Jeff returning non-vested options back to the Company. This resulted in a reversal of prior period share based compensation and option expense of $26,745 during the nine months ended September 30, 2016. As of September 30, 2016, $63,707 remains to be expensed over the remaining vesting period.

As of September 30, 2016, there were 1,700,000 options outstanding of which 1,250,000 were exercisable. The range of exercise prices and remaining weighted average life of the options outstanding at September 30, 2016 were $0.20 to $0.25 and 2.06 years, respectively. The aggregate intrinsic value of the outstanding options at September 30, 2016 was $0.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company entered into a lease agreement for office and research facilities in Louisiana. One lease is for $10,200 per year for 24 months beginning May 1, 2014. Beginning in May of 2016 this lease became month to month and is $850 per month. The second lease is $2,600 per month for 24 months beginning on November 1, 2014.

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

On September 15, 2016, the Company entered into a Cooperative Endeavor and Joint Marketing Agreement with T&L Consolidated, LLC whereby T&L Consolidated, LLC was engaged to locate and identify interested parties to the Company and assist with brokering the sale of the timer and Daylight Pump division to such third parties. Upon a sale of Daylight Pumps to a customer identified by T&L, the parties agree to the following distribution of the sales proceeds. The first $650,000 shall be paid to the Galenfeha, thereafter the next $650,000 shall be paid to T&L, and anything in excess of $1,300,000 shall be split equally between the Company and T&L.

Galenfeha entered into an Independent Sales Contract with Electromax Power Solutions, LLC (EPS) with an initial two year term beginning October 2016 and ending October 2018. This contract shall automatically renew on the two year anniversary for an additional one year term. EPS shall facilitate sales of Galenfeha products, affiliated products, and equipment to customers. Galenfeha shall pay EPS 20% of all new initial and sustained revenue derived by EPS’s efforts, involvement, sales, and any other activities brought forth by EPS to Galenfeha. Net sales revenue shall be measured as the product sales price less cost of goods sold according to generally accepted accounting principles.

NOTE 12 – RELATED PARTY TRANSACTIONS

On November 1, 2014, the Company entered into a Convertible Promissory Note Agreement with Ray Moore Sr., a related party, in the amount of $250,000. The note bears an interest rate of 7% per annum until paid in full. Repayment of the loan is due on or before November 7, 2015. The lender shall have the right to convert this indebtedness to equity shares of Galenfeha at the rate of one share per $.50 of indebtedness for a total of 500,000 shares upon the expiration date, or at any time the Lender desired for the relieve of indebtedness of Maker. As of September 30, 2016, the principal and interest due on the note is $136,699 (the accrued interest of $11,699 is presented as accounts payable to related parties in the consolidated balance sheet).

On May 12, 2016, the Company entered into a Promissory Note Agreement with Diane Moore, a related party, in the amount of $100,000. The note bears an interest rate of 5% per annum until the balance is paid in full. Repayment of the loan is due on or before December 31, 2016. As of September 30, 2016, the principal and interest due on the note is $101,846 (the accrued interest of $1,846 is presented as accounts payable to related parties in the consolidated balance sheet).

Falcon Resources, LLC & MarionAv, LLC are two companies owned by Board Member, Trey Moore, and CEO/President, Lucien Marioneaux, Jr., respectively. These related party entities provide flight services to employees and directors of the Company. The total amount paid for flight services to Falcon Resources and MarionAv, LLC for the nine months ending September 30, 2016 totaled $6,600 and $5,050, respectively. As of September 30, 2016, the Company had outstanding accounts payable balances to Falcon Resources, LLC totaling $0 and MarionAv, LLC totaling $0.

Galenfeha sells a portion of its finished goods to Fleaux Services, LLC, a company owned by Board Member, Trey Moore. During the three and nine months ended September 30, 2016, sales to the related company totaled $28,553 and $64,936, respectively. As of September 30, 2016, the Company had outstanding receivables from the related party company of $20,121. As of September 30, 2016, the Company had an outstanding accounts payable balance to Fleaux Services, LLC totaling $37. During the nine months ended September 30, 2016, the Company paid Fleaux Services, LLC $17,033 for inventory and shop supply purchases.

Galenfeha purchases component parts used in the assembly of inventory items from River Cities Machine, LLC, a company owned by CEO/President, Lucien Marioneaux, Jr. During the nine months ended September 30, 2016 purchases from the related company totaled $960. As of September 30, 2016, the Company had zero outstanding payables to River Cities Machine, LLC.

Galenfeha agreed to pay Lucien Marioneaux, Jr., former President & CEO, an auto allowance of $1,500 per month. For the nine months ending September 30, 2016, the Company paid a total of $13,500 to Mr. Marioneaux.

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

NOTE 14 – SUBSEQUENT EVENTS

On October 5, 2016 JMJ converted $7,800 of the March 2016 JMJ Convertible Note into a total of 1,300,000 shares of Common Stock at a fair value of $0.006000 per share.

On October 18, 2016 JMJ converted $9,000 of the March 2016 JMJ Convertible Note into a total of 1,500,000 shares of Common Stock at a fair value of $0.006000 per share.

On October 26, 2016, the Company extended an offer to Mr. James Ketner for the position of interim Chairman of the Board, and Interim CEO. Mr. Ketner accepted this offer on October 27, 2016 and his position became effective immediately. Mr. Marioneaux will step down as the Company’s President and CEO effective immediately. The new Board of Directors and executive officer structure is as follows:

James Ketner – Interim Chairman/Interim CEO
LaNell Armour – Director/Secretary/Treasurer
Trey Moore – Director
Lucien Marioneaux, Jr. – Director

As of October 31, 2016, the Auctus Note issued on April 22, 2016 had been paid in full and extinguished. There is no common stock remaining to be converted.

As of November 2, 2016, the Adar Note issued on April 18, 2016 had been paid in full and extinguished. No common stock was converted under this note, and there is no common stock remaining to be converted.

As of November 4, 2016, the JMJ Note issued on March 2, 2016 had been paid in full and extinguished. The cash payoff amount was $90,000 and JMJ is to be issued 1,800,000 shares as requested and held in reserve on October 25, 2016. There is no common stock remaining to be converted.

On November 4, 2016, Mr. James Ketner, Galenfeha’s Interim Chairman and CEO made a cash contribution to the company in the amount of $100,000 in exchange for a note that has a fixed repayment of $110,000. The note bears no interests, and can be repaid by the Company when funds become available. The note can be renegotiated between Galenfeha and Mr. Ketner if both parties agree to the terms.

As of November 4, 2016, the Company had terminated and extinguished all of the convertible notes the Company entered into during the first and second quarters of 2016.

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

GLFH acquired DayLight Pump, LLC, a chemical injection pump manufacturing company, in early 2015 and all operations and manufacturing were relocated to Shreveport, Louisiana. Following slight enhancements to the DayLight Pump design and following rigorous field-testing, DayLight Pumps, as we know them today were manufactured and placed into final production. As planned, these chemical injection stations incorporate the GLFH LiFePO4 battery systems, at various levels. DayLight Pumps with GLFH LiFePO4 battery systems were introduced into the commercial market mid-2015.

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

Liquidity

Assets

At September 30, 2016, we had total assets of $1,693,538, of which $313,817 was in cash.

Results of Operations for the Three Months ending September 30, 2016

Revenues

Revenues for the three months ended September 30, 2016 and 2015 were $322,009, and $275,518, respectively. Of the $322,009; $292,649 were to third parties and $29,360 were to related parties. Of the $275,518; $249,681 were to third parties and $25,838 were to related parties. The increase is from the Company reaching out and servicing other industries like the military instead of completely reliance on the oil and gas industry for batter and pump sales. Additionally the Company is now much less reliant on sales from related parties as these sales only represent around 10% of the total revenue figures.

Cost of Revenues

Cost of Revenues for the three months ended September 30, 2016 and 2015 were $243,493 and $216,141, respectively. Costs were cost of materials and manufacturing supplies with the increase due to increase of sales compared with the prior period. Gross profit percentages were very similar to the prior period presented.

Operating Expense

Total operating expenses for the three months ended September 30, 2016 and 2015 were $228,689 and $784,141, respectively. Expenses decreased as the Company has decreased its managerial/higher wage workforce and lowered overhead costs because of the downturn in the oil and gas industry. Furthermore the Company issued stock options and awards for consulting services and legal services rendered during the three months ending September 30, 2015. The accounting treatment of these stock awards and options increased expenses by $428,522 in the three months ending September 30, 2015.

Net Operating Profit (Loss) and Net Profit (Loss)

Net operating profit (loss) for the three months ended September 30, 2016 and 2015 was ($150,173) and ($724,763) respectively. The Company realized a lower net loss because of reduced payroll costs and corresponding share based compensation relating to employee stock options, reduced option expense for initial research and development engineering services, reduced expenses due to shares subscribed for legal services rendered and lower advertising costs.

Net profit (loss) for the three months ended September 30, 2016 and 2015 was $248,382 and ($759,126) respectively. The Company realized a net profit compared to the prior period because of fair market value adjustments on the payoff of certain derivative contracts associated with procuring additional financing.

Results of Operations for the Nine Months ending September 30, 2016

Revenues

Revenues for the nine months ended September 30, 2016 and 2015 were $729,804, and $835,005, respectively. Of the $729,804; $664,060 were to third parties and $65,744 were to related parties. Of the $835,005; $279,258 were to third parties and $555,747 were to related parties. The decrease is in revenue from the Company loosing distribution contracts with oil and gas supply companies due to lack of demand in the oil and gas industry. However, the Company is reaching out and servicing other industries like the military instead of completely reliance on the oil and gas industry for batter and pump sales. Sales from third parties increased significantly compared to the prior year because of less dependence on related parties of the Company.

Cost of Revenues

Cost of Revenues for the nine months ended September 30, 2016 and 2015 were $535,657 and $521,737, respectively. Costs were cost of materials and manufacturing supplies with the increase due to sales returns to oil & gas supply companies and better control of inventory counts compared to the prior period.

Operating Expense

Total operating expenses for the nine months ended September 30, 2016 and 2015 were $632,171 and $1,351,920, respectively. Expenses decreased as the Company has decreased its managerial/higher wage workforce and lowered overhead costs because of the downturn in the oil and gas industry. Furthermore the Company issued stock options and awards for consulting services and legal services rendered during the nine months ending September 30, 2015. The accounting treatment of these stock awards and options increased expenses by $523,522 in the nine months ending September 30, 2015.

Net Operating Profit (Loss) and Net Profit (Loss)

Net operating profit (loss) for the nine months ended September 30, 2016 and 2015 was ($438,024) and ($1,038,652) respectively. The Company realized a lower net loss because of reduced payroll costs and corresponding share based compensation relating to employee stock options, reduced option expense for initial research and development engineering services, reduced expenses due to shares subscribed for legal services rendered and lower advertising costs.

Net profit (loss) for the nine months ended September 30, 2016 and 2015 was ($752,987) and ($1,146,999) respectively. The Company realized a lower net loss because of lower operating costs compared to the prior period.

Equity Distribution

Since our incorporation, we have raised capital through private sales of our common equity. As of September 30, 2016, we have issued 91,816,100 shares of our common stock to various shareholders.

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

Galenfeha, Inc.

Date: November 14, 2016	By:	/s/ James Ketner
	Name:	James Ketner
President and Chief Executive Officer
(Principal Financial Officer, Principal
Accounting Officer)