Form 10-K
period 2016-12-31
Galenfeha, Inc.
filed 2017-03-31
CIK 1574676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUAND TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

000-55178
(Commission File Number)

GALENFEHA, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-2283393
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

420 Throckmorton Street, Suite 200
Ft. Worth, Texas 76102
(Address of principal executive offices)

(817) 945-6448
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
Yes [   ]        No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $3,500,000, based on the closing sales price of the registrant’s common stock as of the last business day of its most recently completed second fiscal quarter.

As of March31, 2017, the registrant had 61,250,000 shares of common stock outstanding.

TABLE OF CONTENTS
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

USE OF PRONOUNS AND OTHER WORDS

     The pronouns “we”, “us”, “our” and the equivalent used in this annual report mean Galenfeha, Inc. In the notes to our financial statements, the “Company” means Galenfeha, Inc. The pronoun “you” means the reader of this annual report.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although our management believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation that our objectives and plans will be achieved.

PART I

ITEM 1 – DESCRIPTION OF BUSINESS

Galenfeha was incorporated on March 14, 2013 in the state of Nevada. Our corporate office is located at 420 Throckmorton Street, Suite 200, Ft. Worth Texas 76102, and our telephone number is 1-817-945-6448. Our website is www.galenfeha.com.

We are an engineering, product development, and manufacturing company that generates revenue by receiving royalties from products we developed, providing engineering, regulatory, and business consulting services across numerous disciplines, such as aerospace, automotive, and medical, and by making investments in companies that our management team feels to be undervalued.

With the recent sale of our stored energy division, and our oil and gas equipment division, we have moved the Company in the direction our founder originally envisioned. Our objective is to be a vehicle that assembles a team and finances the development of groundbreaking new technology that is resistant to adverse economic and market fluctuations.

A condensed version of our 2017 Statement of Work is as follows:

1.	Finalize purchase of Additive Manufacturing, LLC
2.	Explore investments both private and public
3.	Develop new technologies for engineering, manufacturers, and product life cycles
4.	Formulate applications for new technologies recently developed
5.	Commercialize new technology and products

ITEM 1A – RISK FACTORS

Not applicable to smaller reporting companies.

Although information for this item is not required, the company chooses to provide the following disclosures:

CAUTIONARY NOTE TO INVESTORS: Investing in our securities, whether open market purchases or private transactions, comes with the high risk that you could lose your entire investment. Our independent registered public accountant has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern. We have a limited history of operations, and have to date incurred losses since the company’s inception. We recently sold all divisions of our commercialized products, but retain royalties from some of these product lines.

Since our inception on March 14, 2013, through December 31, 2016, we have not been profitable; had a net loss of $3,491,907; and have generated limited revenues from operations. There is a substantial risk that we may never generate enough revenues to become profitable, and might have to discontinue operations, resulting in the loss of your entire investment.

ITEM 1B – UNRESOLVED STAFF COMMENTS

We have no unresolved comments with the staff at the commission.

ITEM 2 – DESCRIPTION OF PROPERTIES

We do not own any real property. During 2016 we leased 3,750 square feet of research/warehouse facilities in Shreveport, Louisiana, under a non-cancelable operating lease with an unrelated third party which expired November 1, 2016. This lease was terminated and not renewed on November 1, 2016. Rental expense for the year ended December 31, 2016 was $28,600 with monthly payments of $2,600. During 2016 we also leased an additional 1,250 square feet of office space in Shreveport, Louisiana through a non-cancelable operating lease with an unrelated third party which expired May 1, 2016, and continued month-to-month thereafter for $850 per month. This month-to-month lease was terminated and not renewed on November 1, 2016. Rental expense for the year ended December 31, 2016 was $8,500. We lease our headquarters office space in Ft. Worth, Texas with an unrelated third party. Rent payments totaling $99 per month commence on January 1, 2016. Rental expense for the year ended December 31, 2016 was $1,089.

ITEM 3 – LEGAL PROCEEDINGS

We are not engaged in any legal or administrative proceeding and believe none are threatened against us.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the OTC Pink exchange, under the symbol “GLFH” On March 31, 2017, the last sale price for our common stock on the OTC Pink Exchange was $.08 per share. The following table sets forth the high and low sales prices per share of our common stock during each calendar quarter for the years ended December 31, 2016 and 2015:

	2016		2015
Quarter Ended	High	Low	High	Low
March 31	$.20	$05	$.45	$.10
June 30.07		.02	.49	.13
September 30.05		.01	.48	.15
December 31.09		.01	.33	.08

Holders of Common Stock

According to a Non-Objecting Beneficial Owner (NOBO) list and our most recent transfer agent shareholder list, as of December 31, 2016 we had approximately 1,100 stockholders of record.

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

Recent Sales of Unregistered Securities

On February 17, 2015, the Company sold 1,350,000 shares of its common stock to one private investor at a price of $0.10 per share, for a total of $135,000. Between February 2 and April 27, 2015, the Company sold 10,272,000 shares of common stock to 117 private investors at a fixed price of $0.10 per share, or an aggregate sale price of $1,027,200. On September 18, 2015, the Company sold 2,000,000 shares of its common stock to an entity controlled by Board Chairman James Ketner at a price of $0.05 per share, for a total of $100,000. On September 24, 2015, the Company sold 2,500,000 shares of common stock to Galenfeha President/CEO Lucien Marioneaux, Jr. at a fixed price of $0.10 per share, for a total of $250,000. These purchases were made pursuant to the board resolution ratified on August 28, 2015 for affiliate stock purchase. The Company made no private sales of common stock in the twelve months ending December 31, 2016.

ITEM 6 – SELECTED FINANCIAL DATA

Pursuant to Item 301(c) of Regulation S-K, we are not required to provide selected financial data..

ITEM 7 – MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements and accompanying notes and other financial information appearing elsewhere in this annual report on Form 10-K.

Overview

On October 27, 2016, Galenfeha’s founder, Mr. James Ketner was reinstated as Interim Chairman and CEO. On December 21, 2016, Mr. Ketner was formally elected by the shareholders to assume this role full time beginning January 1, 2017. Since his reinstatement, Mr. Ketner has redirected the company back in the direction he originally intended; to be a vehicle that assembles a team and finances the development of groundbreaking new technology that is resistant to adverse economic and market fluctuations.

Mr. Ketner has removed major headwinds facing the Company’s investors by aggressively attacking long and short-term challenges facing the Company. During the fourth quarter of 2016, the Company extinguished all convertible notes, cut their debt by more than half, lowered overhead costs, and positioned the Company for future profitability. These milestones are outlined below:

On November 4, 2016, the company announced on Form 8-K filed with the commission that the fourth and final convertible note had been extinguished.

On November 16, 2016, the Company announced on Form 8-K filed with the commission the sale of the Company’s battery and stored energy division. Fleaux Services, LLC purchased the division for $350,000 and royalty payments on each battery sold for the next two years. The Company benefited from the sales by receiving cash to improve the Company’s balance sheet; significantly reduce SG&A costs; and move forward toward future profitability. The Company’s overhead costs associated with the stored energy division necessitated a price point not conducive to high sales volumes. Operational costs that were fixed in our pricing were the main barrier preventing the Company from meeting sales projections and becoming profitable. Fleaux Services moved the operation under their roof with a minimal increase to their operating costs, thereby reducing the price of the batteries; which in turn made these products more affordable to customers. The sale of the stored energy division greatly reduced operational costs, which will assist the company in becoming profitable in the future. Most of the cash received from the sale of the stored energy division was used to pay off debt.

On November 30, 2016, the Company filed with the commission a Form DEF 14A, putting forth to the shareholders a vote to elect the Board of Directors, amend the company’s bylaws to allow for the creation of a preferred series of stock, and give the Chairman 2 votes in cases of a tie.

On December 21, 2016, the Company announced on Form 8-K filed with the commission, the amendments to the Company’s bylaws had been approved by the shareholders, and the following Board members where elected by a majority vote: James Ketner, Chairman; LaNell Armour, Secretary/Treasurer; Trey Moore, Director; Lucien Marioneaux, Jr., Director.

Item 7.01 on this form detailed the structure of the Preferred Series of Stock, and they are as follows:

The preferred class of stock will consist of two (2) series, Series A, and Series B. All affiliates of the company who purchased stock during the formation of the company and who purchased stock for financing activities at prices below market will move their common shares into the Series B preferred stock, effective immediately. The Series B votes 1:1; is subject to all splits the same as common; converts back to common 1:1; and cannot be converted back to common for resale in the open market until a 30 day VWAP (volume weighted average price) of $.45 cents has been met in Galenfeha’s public trading market. All future sales of company securities by affiliates will adhere to rules and regulations of the Commission.

Affiliates who purchased stock at offering prices that were current at the time of purchase, and affiliates who make open market purchases and are directly responsible for a merger/acquisition that brings retained earnings to the company, can convert these common shares 1:1 into Series A preferred stock. Series A votes 1:1; converts back to common 1:1; is not subject to splits in order to facilitate mergers, acquisitions, or meeting the requirements of a listed exchange; and cannot be converted back to common for resale in the open market until a 30 day VWAP of $3.50 per share has been met in Galenfeha’s public trading market. All future sales of company securities by affiliates will adhere to rules and regulations of the Commission.

On December 20, 2016, the Company amended and reduced the authorized capital structure of all classes of stock to be issued, from 500,000,000 to 200,000,000 total shares, consisting of 150,000,000 shares of Common Stock, par value $0.001 per share, and 50,000,000 shares of one or more series of Preferred Stock, par value $0.001 per share. Affiliates of the company moved 27,347,563 shares from the common into the Series B preferred by the end of fourth quarter, and none of this stock can be converted back to common for resale to the public until the conditions outlined above have been met.

On January 23, 2017, the Company announced on Form 8-K filed with the commission that the company entered into an agreement to sell its entire Daylight Pump inventory to SouthVestBDC, LLC for a cash selling price of $400,000. A majority of the proceeds of this sale were to be used to repay a note secured by the pump inventory with Kevin L. Wilson on August 23, 2016 for $350,000 plus accrued interest.

On January 21, 2017 Galenfeha entered into a non-binding Letter of Intent to purchase Additive Manufacturing, LLC for a cash purchase of $14,000,000. At the time of this filing, this acquisition is in the process of closing.

On January 21, 2017, Mr. Ron Barranco joined the Company has Chief Technology Officer. Mr. Barranco will play a vital role with the business development of our latest acquisition of Additive Manufacturing LLC.

On March 9, 2017, the company sold its entire Daylight Pump inventory to Fleaux Services, LLC. The sale was for a cash consideration of $25,000 USD; and Fleaux Services, LLC will assume responsibility of a promissory note held by Kevin L. Wilson in the amount of $350,000 and all accrued interest this note had accumulated since issuance on August 23, 2016.

At the time of this report, the company had extinguished all outstanding Debt.

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

At December 31, 2016, we had current assets of $525,203 comprised of cash of $129,973, trade receivables of $14,189, and assets held for sale of $381,041. Our current liabilities were $350,000 in liabilities held for sale, $32,892 in accounts payable and accrued expenses, $43,602 in deferred revenue and $110,000 note payable to an officer, resulting in working capital of ($11,291).

Net cash used in operating activities was $43,208 for the year ended December 31, 2016, from a net loss of $862,634, increase in accounts receivable from related party of $13,853, decrease in accounts payable and accrued expenses of $195,122, decrease in accounts payables to related parties of $123,282, and gains on the sales of derivative instruments of $144,505, offset by an decrease in accounts receivable of $107,424, inventory of $524,751, and prepaid expenses of $10,083, increase in deferred revenue of $43,602, depreciation and amortization of $25,711, common shares issued for services of $17,530, employee options expense of $65,360, loss on the sale (disposal) of assets of $169,274, and amortization of discounts of $359,198.

Net cash used in investing activities in fiscal 2016 was $0.

Net cash provided by financing activities was $125,848, consisting of proceeds from notes payable of $421,000, proceeds from convertible debentures, net of original discounts, of $344,493, proceeds from a related party promissory note of $100,000, proceeds from a net advance from an officer of $110,000, borrowings on finance contracts of $18,168, offset by $617,853 in principal payments, $225,000 in payments on convertible promissory notes, and $24,960 in payments on finance contracts. Since inception, we have used our common stock to raise money for the research and development of our intended products, for corporate expenses, and for current operations.

Deficit accumulated since inception is $3,559,681. Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our management and stockholders, the continued issuance of equity to new stockholders, and our ability to achieve and maintain profitable operations.

We did not have any material commitments at December 31, 2016.

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

Plan of Operation

A condensed version of our 2017 Statement of Work is as follows:

1.	Finalize purchase of Additive Manufacturing, LLC
2.	Explore investments both private and public
3.	Develop new technologies for product development, engineering, and manufacturers
4.	Formulate applications for new products recently developed
5.	Commercialize new technology and products

Results of Activities

For the Year Ended December 31, 2016

Results of Operations

We are a recently organized company and have incurred $3,559,681 in deficit from inception (March 14, 2013) through December 31, 2016. For the years ended December 31, 2016 and 2015 we incurred $153,720 and $440,730, respectively, in general and administrative expenses, payroll expenses, professional fees, and engineering research and development.

Revenues:

Our revenues were $914,634 for the year ended December 31, 2016 compared to $1,290,284 in 2015. Of the $914,634 of revenue recorded during 2016, $817,426 was to third parties and $97,208 was to related parties. Of the $1,290,284 of revenue recorded during 2015, $613,446 was to third parties and $676,838 was to related parties. The decrease is due to the reliance on the oil and gas industry for battery and pump sales. This industry has faced a significant downturn since oil prices feel from a peak of $115 per barrel in June 2014 to under $35 at the end of February 2016. However, the Company is much less reliant on sales from related parties as these sales only represent around 10% of the total revenue figures.

Cost of Revenues:

Our cost of revenue was $672,752 for the year ended December 31, 2015, compared to $958,604 in 2015. Costs were cost of materials and manufacturing supplies, with the decrease attributable to the decline in sales. Gross profit percentages were very similar to the prior period presented.

Operating Expenses:

Operating expenses for the year ended December 31, 2016, and December 31, 2015, were 153,720 and $440,730, respectively. Expenses decreased as the Company has decreased its managerial/higher wage workforce and lowered overhead costs because of the downturn in the oil and gas industry. Additionally the Company has shifted its focus away from stored energy with the sale of the battery division in November 2016. The company sold its oil and gas chemical injection pump inventory on March 9, 2017. It was determined by the Company that the operating costs to run both of these divisions was not beneficial for the Company.

Net Operating Loss and Net Loss:

Net operating loss for the year ended December 31, 2016 and 2015 was $153,720 and $440,730, respectively. The Company realized a lower net loss because of reduced payroll costs and corresponding share based compensation relating to employee stock options, reduced option expense for initial research and development engineering services, reduced expenses due to shares subscribed for legal services rendered, and lower advertising costs.

Net loss for the year ended December 31, 2016 and 2015 was $1,349,847 and $1,599,316, respectively. The Company realized a lower net loss because of the gain related to the sale of the stored energy division and because of fair market value adjustments on the payoff of certain derivative contracts associated with procuring additional financing.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

Galenfeha, Inc.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Galenfeha, Inc.
Ft. Worth, Texas

We have audited the accompanying consolidated balance sheets of Galenfeha, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galenfeha, Inc. and its subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a working capital deficit and has incurred net losses and net cash used in operations since inception. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
March 31, 2017

Galenfeha, Inc.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2016 and 2015

	December 31, 2016	December 31, 2015

ASSETS
CURRENT ASSETS
Cash	$129,973	$47,333
Accounts receivable	-	107,424
Accounts receivable from related parties	14,189	336
Inventory	-	950,617
Assets held for sale	381,041	-
Prepaid expenses	-	10,083
Total current assets	525,203	1,115,793
FIXED ASSETS, net of accumulated depreciation of $0 and $21,419,
respectively	-	187,386
OTHER ASSETS
Goodwill	-	389,839
Customer list, net of accumulated amortization of $0 and $5,928,
respectively	-	16,870
Deposits	1,000	1,000
Total other assets	1,000	407,709
TOTAL ASSETS	$526,203	$1,710,888

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$32,892	$228,014
Accounts payable to related parties	-	123,282
Deferred revenue	43,602	-
Liabilities held for sale	350,000	-
Current maturities of long term debt	-	195,771
Related party convertible promissory note	-	125,000
Due to officer	110,000	-
Total current liabilities	536,494	672,067

Total liabilities	536,494	672,067

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock
Authorized: 50,000,000 common shares, $0.001 par value, 27,347,563 issued and outstanding at December 31, 2016 and 0 issued and outstanding at December 31, 2015	27,348	-
Common stock
Authorized: 150,000,000 common shares, $0.001 par value, 69,318,537 issued and outstanding at December 31, 2016 and 86,126,100 issued and outstanding at December 31, 2015	69,318	86,126
Additional paid-in capital	3,384,950	3,162,529
Accumulated deficit	(3,491,907)	(2,209,834)
Total stockholders’ (deficit) equity	(10,291)	1,038,821
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$526,203	$1,710,888

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

Galenfeha, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2016 and 2015

	December 31, 2016	December 31, 2015
Operating Expenses:
General and administrative	54,707	127,284
Payroll expenses	35,028	114,127
Professional fees	63,985	194,002
Loss on sale of fixed assets	-	5,317
Impairment loss on pump assets	443,935	-
Total operating expenses	597,655	440,730

Loss from operations	(597,655)	(440,730)

Other (expense) income
Interest income	6	44
Cancellation of debt income	13,545	-
Interest expense	(473,045)	(118,018)
Gain (loss) on derivative instruments	129,054	-
Total other income (expense)	(330,440)	(117,974)

Loss from continuing operations	(928,095)	(558,704)

Loss from discontinued operations	(353,978)	(1,040,612)

Net loss	$(1,282,073)	$(1,599,316)

Loss per share, basic and diluted:
Continuing operations	$(0.01)	$(0.01)
Discontinued operations	(0.00)	(0.01)
Net loss	$(0.01)	$(0.02)
Weighted average number of common shares
outstanding, basic and diluted	88,586,086	85,415,212

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

Galenfeha, Inc.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2016 and 2015

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – December 31, 2014	-	-	77,812,000	77,812	909,988	(610,518)	377,282

Common shares issued for cash	-	-	16,122,000	16,122	1,496,078	-	1,512,200
Common shares issued for acquisition of subsidiary	-	-	767,000	767	190,983	-	191,750
Options expense	-	-	-	-	295,553	-	295,553
Common shares returned and cancelled	-	-	(9,224,900)	(9,225)	9,225	-	-
Common shares issued for services	-	-	650,000	650	260,702	-	261,352
Net loss	-	-	-	-	-	(1,599,316)	(1,599,316)

Balance – December 31, 2015	-	-	86,126,100	$86,126	$3,162,529	$(2,209,834)	$1,038,821

Reclass of conversion option to derivative liability	-	-	-	-	(6,175)	-	(6,175)
Options expense	-	-	-	-	65,360	-	65,360
Stock issued for conversion of debt	-	-	10,040,000	10,040	62,230	-	72,270
Derivative liability extinguished on conversion	-	-	-	-	163,487	-	163,487
Common shares issued for services	-	-	500,000	500	12,250	-	12,750
Revaluation of common shares issued for services	-	-	-	-	4,780	-	4,780
Non-vested options forfeited	-	-	-	-	(94,519)	-	(94,519)
Related party gain on sale of battery assets	-	-	-	-	15,008	-	15,008
Common stock converted to preferred stock	27,347,563	$27,348	(27,347,563)	(27,348)	-	-	-
Net loss	-	-	-	-	-	(1,282,073)	(1,282,073)

Balance – December 31, 2016	27,347,563	$27,348	69,318,537	$69,318	$3,384,950	$(3,491,907)	$(10,291)

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

Galenfeha, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2016 and 2015

	Year Ended
	December 31, 2016	December 31, 2015
OPERATING ACTIVITIES
Net loss	$(1,282,073)	$(1,599,316)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on pump assets	443,935	-
Depreciation and amortization from discontinued operations	25,711	24,390
Non-vested options forfeited	(94,519)	-
Common shares issued for services	17,530	261,352
Options expense	65,360	295,553
Loss on disposal of fixed assets	-	5,317
Gain on derivative instruments	(129,054)
Amortization of debt discounts	372,016	106,507
Changes in Operating Assets and Liabilities:
Decrease (increase) in accounts receivable	107,424	(107,424)
Decrease (increase) in accounts receivable from related party	(13,853)	113,170
Decrease (increase) in inventory	344,070	(753,824)
Decrease (increase) in prepaid expenses and other assets	(3,747)	(10,083)
Increase (decrease) in accounts payable and accrued liabilities	(166,328)	193,705
Increase (decrease) in accounts payable to related parties	(123,282)	123,282
Increase (decrease) in deferred revenue	43,602	-
Net cash used in operating activities	(393,208)	(1,347,371)

INVESTING ACTIVITIES
Purchase of fixed assets from discontinued operations	-	(73,076)
Proceeds from sale of fixed assets	-	5,000
Cash paid for acquisition of subsidiary	-	(160,300)
Cash received for sale of battery assets	350,000	-
Net cash provided by (used in) investing activities	350,000	(228,376)

FINANCING ACTIVITIES
Proceeds from notes payable	421,000	267,573
Payments on notes payable	(617,853)	(133,152)
Proceeds from convertible debentures, net of original issue discounts	344,493	-
Proceeds from related party promissory note	100,000	-
Payments on related party convertible promissory note	(225,000)	(125,000)
Borrowings on finance contracts	18,168	20,596
Payments on finance contracts	(24,960)	(13,805)
Net advance from officer	110,000	-
Proceeds from sale of common stock	-	1,512,200
Net cash provided by financing activities	125,848	1,528,412

NET INCREASE (DECREASE) IN CASH	82,640	(47,335)
CASH AT BEGINNING OF PERIOD	47,333	94,668
CASH AT END OF PERIOD	$129,973	$47,333

SUPPLEMENTAL INFORMATION
Cash paid for:
Interest expense	$115,364	$2,402
Income taxes	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES
Return and cancellation of common stock	$-	$9,225
Common stock issued for acquisition of subsidiary	-	191,750
Note payable issued for acquisition of subsidiary	-	53,000
Deposit used for acquisition of subsidiary	-	66,000
Assumption of liabilities by an officer for disposal of fixed assets	-	42,016
Debt discount due to derivative liabilities	286,366	-
Common stock issued for debt conversion	72,270	-
Reclass of conversion option from equity to derivative liabilities	6,175	-
Derivative liability extinguished on conversion	163,487	-
Common stock converted to preferred stock	27,348	-
Assets reclassed to held for sale	381,041	-
Liabilities reclassed to held for sale	350,000	-
Related party gain on sale of battery assets	15,008	-

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

Galenfeha, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

NOTE 1 - NATURE OF BUSINESS

Galenfeha was incorporated on March 14, 2013 in the state of Nevada. Our corporate office is located at 420 Throckmorton Street, Suite 200, Ft. Worth Texas 76102, and our telephone number is 1-817-945-6448. Our website is www.galenfeha.com.

We are engineering, product development, and manufacturing company that generates revenue by receiving royalties from products we developed, providing engineering, regulatory, and business consulting services across numerous disciplines, such as aerospace, automotive, and medical, and by making investments in companies that our management team feels to be undervalued. Our objective is to be a vehicle that assembles a team and finances the development of groundbreaking new technology that is resistant to adverse economic and market fluctuations.

With the recent sale of our stored energy division, and our oil and gas equipment division, we have moved the Company in the direction our founder originally envisioned.

A condensed version of our 2017 Statement of Work is as follows:

1.	Finalize purchase of Additive Manufacturing, LLC
2.	Explore investments both private and public
3.	Develop new technologies for product development, engineering, and manufacturers
4.	Formulate applications for new products recently developed
5.	Commercialize new technology and products

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a working capital deficit and has incurred net losses and net cash used in operations since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Daylight Pumps, Inc. All significant inter-company accounts and transactions have been eliminated.

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

During the year ended December 31, 2016, 10% of sales were to a single related party customer. In addition, four other third party customers contributed to 84% of total revenue in 2016. During the year ended December 31, 2015, 52% of sales were to a single related party customer. These revenue generating activities have been discontinued (see Note 16).

CASH AND CASH EQUIVALENTS

All cash, other than held in escrow, is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents. Cash at December 31, 2016 and December 31, 2015 was $129,973 and $47,333, respectively.

ACCOUNTS RECEIVABLE

Accounts receivable represents the uncollected portion of amounts recorded as revenues. Management performs periodic analyses to evaluate all outstanding accounts receivable to estimate an allowance for doubtful accounts that may not be collectible, based on the best facts available to management. Management considers historical collection patterns, accounts receivable aging trends and specific identification of disputed invoices in its analyses. After all reasonable attempts to collect a receivable have failed, the receivable is directly written off. As of December 31, 2016 and December 31, 2015, the balance of the allowance for doubtful accounts was $0 and $0, respectively.

As of December 31, 2016, accounts receivable from a single related party customer comprised 100% of accounts receivable. As of December 31, 2015, accounts receivable from one third party customer comprised 81% of accounts receivable, while another third-party customer comprised 12% of accounts receivable.

INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in, first-out basis (“FIFO”), or market, including direct material costs and direct and indirect manufacturing costs. Inventory consists of the following amounts as of December 31, 2016 and 2015.

	2016	2015
Raw Materials	$196,760	$311,673
Work In Process	-	-
Finished Goods	184,281	638,944

Total Inventory (held for sale as of December 31, 2016)	$381,041	$950,617

An impairment loss of $44,825 was recognized against inventory assets held for sale during the year ended December 31, 2016.

PROPERTY AND INTANGIBLE ASSETS

Property, plant and equipment is recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to ten years for furniture, fixtures, and equipment and forty years for improvements. Total depreciation and amortization expense related to property and equipment was $25,711 and $24,390 for the years ended December 31, 2016 and 2015. Expenditures for repairs and maintenance are charged to expense as incurred. Intangible asset consisted of a customer list acquired in the Daylight Pumps acquisition. Amortization is computed using the straight-line method over the estimated useful life of three years. Total amortization expense related to intangible asset was $7,599 and total depreciation expense related to property and equipment was $18,112 for the year ended December 31, 2016. Total amortization expense related to intangible asset was $5,928 and total depreciation expense related to property and equipment was $18,462 for the year ended December 31, 2015.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. When impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Assets to be disposed of are recorded at the lower of net book value or fair market value less cost to sell at the date management commits to a plan of disposal. There were impairments of $9,271 and $0 to long-lived assets for the Company’s years ended December 31, 2016 or 2015.

GOODWILL

Goodwill is carried at cost and is not amortized. The Company tests goodwill for impairment on an annual basis at the end of each fiscal year, relying on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and marketplace date. Company management uses its judgment in assessing whether goodwill has become impaired between annual impairment tests according to specifications set forth in ASC 350. The Company completed an evaluation of goodwill at December 31, 2016 and 2015 and recognized an impairment loss of $389,839 and $0, respectively.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs, predominately internal labor costs and costs of materials, are charged to expense when incurred.

ADVERITISING EXPENSES

Advertising expenses are expensed as incurred. The Company expensed advertising costs of $9,478 and $93,112 for the years ended December 31, 2016 and 2015, respectively.

SHIPPING AND HANDLING CHARGES

The Company incurs costs related to shipping and handling of its manufactured products. These costs are expensed as incurred as a component of cost of sales. Shipping and handling charges related to the receipt of raw materials are also incurred, which are recorded as a cost of the related inventory.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under FASB ASC 740 Topic “Income Taxes.” Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets were recognized at December 31, 2016 and 2015.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at December 31, 2016 and 2015. During the years ended December 31, 2016 and 2015, the Company excluded 300,000 and 2,050,000 options, respectively, from the calculation of diluted loss per share as their inclusion would have been anti-dilutive.

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

The Company utilized level 3 inputs to estimate the fair value of its derivative instruments using the Black-Scholes Option Pricing Model. There were no outstanding assets or liabilities measured on a recurring basis at December 31, 2016 or 2015.

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

Aggregate share-based expenses (including options and common stock) for the years ending December 31, 2016 and 2015 were $(11,629) and $556,905 respectively.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Management does not expect the adoption of any recently issued accounting pronouncements to have a material impact on the Company’s present or future financial statements.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, ranging from three to forty years.

A summary is as follows:

	December 31, 2016	December 31, 2015
Manufacturing assets	$-	$168,015
Vehicles	-	-
Furniture and equipment	-	19,318
Improvements	-	21,472
	-	208,805

Less accumulated depreciation	-	(21,419)

Property and equipment, net	$-	$187,386

Depreciation expense related to property and equipment was $18,112 and $18,462 for the years ended December 31, 2016 and 2015, respectively.

During the year ended December 31, 2016, the Company disposed all of its manufacturing assets, furniture and equipment, and leasehold improvements when the Company sold its stored energy division to Fleaux Services of Louisiana, LLC, a related party. All of the manufacturing assets, furniture and equipment, and leasehold improvements were on hand and used at the manufacturing facility in Shreveport, Louisiana. As of December 31, 2016 the Company had closed this office and terminated any leases relating these facilities.

During the year ended December 31, 2015, James Ketner, Chairman of the Board, purchased a GMC Truck and a Chrysler automobile from the company in exchange for the settlement of an officer loan in the amount of $24,316, a cash payment of $5,000 and the assumption of the note payable to Chrysler Capital in the amount of $17,700. These transactions resulted in a loss on the disposal of fixed assets of $5,317. Cash paid for purchase of fixed assets was $73,076 during the year ended December 31, 2015.

NOTE 5 – NOTES PAYABLE

On May 12, 2016, the Company incurred a loan of $5,625 relating to the renewal of their commercial general liability insurance. The note has an interest rate of 8.00%, payable in payments of $583 for 10 months. Additionally in May of 2016, the Company incurred a loan of $5,746 relating to the renewal of their workers compensation, commercial property, and commercial automobile insurance. The loan balance increased by $6,798 on September 27, 2016 due to an additional workers compensation assessment after auditing the prior payroll period. The note has an interest rate of 0.00%, payable in payments of $936, $1,223, $599, and $7.669 in months one, two, three and four, respectively, and $509 per month for the remaining four months. The Company has cancelled all insurance policies financed under these agreements and the outstanding balance on these finance agreements was $0 and $6,791 as of December 31, 2016 and December 31, 2015, respectively.

In August 2015, the Company incurred a loan of $78,593 that is secured by a customer purchase order. The loan has an interest rate of 4.75% payable in four payment of $19,843 with the first payment due on December 28, 2015. Since the prior customer purchase orders had been fulfilled and paid, the loan of $78,593 was repaid by a second loan of $88,980 on December 28, 2015 which was secured by current customer purchase orders. The second loan of $88,980 has an interest rate of 4.75% and is payable in one principal payment of $88,980 plus accrued interest on April 28, 2016. The outstanding balance on this loan was $0 and $88,980 as of December 31, 2016 and December 31, 2015, respectively.

The Company also took out a line of credit of $100,000 on August 5, 2015 which is payable on demand. The line of credit is secured by all present and future inventory, all present and future accounts receivable, other receivables, contract rights, instruments, documents, notes, and all other similar obligation and indebtedness that may now and in the future be owed to the Company, and all general intangibles. On January 15, 2016 the Company’s line of credit was increased from $100,000 to $200,000. The Company withdrew an additional $70,000 in funds from the line of credit and paid loan origination and documentation fees of $1,000 at closing to bring the total outstanding line of credit balance to $171,000 as of January 15, 2016. Under the terms of the new agreement the loan is a fixed rate (4.75%) revolving line of credit loan to the Company for $200,000 due on January 15, 2017. The outstanding balance on this loan was $0 and $100,000 as of December 31, 2016 and December 31, 2015, respectively. Additionally, the line of credit is secured by a deposit account held at the Grantor’s institution which had a cash balance of $0 and $11,499 as of December 31, 2016 and December 31, 2015, respectively.

On August 23, 2016, the Company entered into a Promissory Note Agreement with Kevin L. Wilson, in the amount of $350,000. The note bears an interest rate of 11 ½ % per annum from the date until the principal is paid in full. This note may be prepaid in whole or in part, without penalty. All outstanding principal, interest and fees shall be due and payable on or before August 23, 2017. As of December 31, 2016, the principal and interest due on the note is $364,336 (the accrued interest of $14,336 is presented as accounts payable in the consolidated balance sheet). This note was assumed by the purchaser in the sale of the Company’s Daylight Pumps division. It is classified as liabilities held for sale as of December 31, 2016.

On May 12, 2016, the Company entered into a Promissory Note Agreement with Diane Moore, a related party, in the amount of $100,000. The note bears an interest rate of 5% per annum until the balance is paid in full. Repayment of the loan is due on or before December 31, 2016. The note was paid in full on November 16, 2016 leaving a balance due of $0 as of December 31, 2016, and the holder agreed to forego any accrued interest due under the terms of the note.

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

The current maturities and five year debt schedule for the notes is as follows:

2016	$-
2017	350,000
2018	-
2019	-
2020	-
Total current notes payable	$350,000

NOTE 6 – CONVERTIBLE LOANS

As of November 4, 2016, the Company had terminated and extinguished all of the convertible notes the Company entered into during the first and second quarters of 2016.

February 2016 Note

Effective February 29, 2016 the Company entered into a Convertible Promissory Note (“Vista Note”) with Vista Capital Investments, LLC pursuant to which the Company issued Vista Capital Investments, LLC a convertible note in the amount of $275,000 with an original issue discount in the amount of $25,000. The principal amount due Vista Capital Investments, LLC is based on the consideration paid. The maturity date is two years from the effective date of each payment. On February 29, 2016 the Company received consideration of $75,000 for which an original issue discount of $7,500 was recorded. In addition, the Company recognized a discount of $5,625 on fees paid upon entering into this agreement and recognized accrued interest under the Vista Note totaling $16,500. There were no additional borrowings under the Vista Note during the twelve months ended December 31, 2016. The Vista Note carries an interest rate of 6% which shall be applied on the issuance date to the original principal amount.

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

Amortization of the debt discount totaled $102,400 for the twelve months ended December 31, 2016. The principal balance due, net of the amortized discount under the Vista Note was $0 at December 31, 2016.

March 2016 Note

Effective March 2, 2016 the Company entered into a Convertible Promissory Note (“JMJ Note”) with JMJ Financial pursuant to which the Company issued JMJ Financial a convertible note in the amount of $500,000 with an original issue discount in the amount of $50,000. The principal amount due JMJ is based on the consideration paid. The maturity date is two years from the effective date of each payment. On March 2, 2016 the Company received consideration of $100,000 for which an original issue discount of $10,000 was recorded. In addition, the Company recognized a discount of $7,500 on fees paid upon entering into this agreement. There were no additional borrowings under the JMJ Note during the twelve months ended December 31, 2016. If the Company doesn’t repay the JMJ Note on or before 90 days from the effective date the Company may not make further payments on this JMJ Note prior to the maturity date and a one-time interest charge of 12% will be applied to the principal amount. Since no payments were made on the note on or before 90 days from the effective date of the note, accrued interest due was recorded in the amount of $13,200 on June 1, 2016 which shall be applied to the original principal balance. Interest paid under the JMJ Note totaled $17,672 at December 31, 2016.

The JMJ Note provides JMJ Financial the right at any time, to convert the outstanding balance (including accrued and unpaid interest) into shares of the Company’s common stock at 60% of the lowest trade price in the 25 trading days previous to the conversion, additional discounts may apply in the case that conversion shares are not deliverable or if the shares are ineligible. As a result of the derivatives calculation (see Note 8) an additional discount of $96,374 was recorded. On September 12, 2016 JMJ converted $8,820 of the JMJ Convertible Note into a total of 700,000 shares of Common Stock at a fair value of $0.01260 per share. On September 21, 2016 JMJ converted $9,000 of the JMJ Convertible Note into a total of 750,000 shares of Common Stock at a fair value of $0.01200 per share. On September 28, 2016 JMJ converted $7,344 of the JMJ Convertible Note into a total of 1,200,000 shares of Common Stock at a fair value of $0.006120 per share. On October 5, 2016 JMJ converted $7,800 of the March 2016 JMJ Convertible Note into a total of 1,300,000 shares of Common Stock at a fair value of $0.006000 per share. On October 18, 2016 JMJ converted $9,000 of the March 2016 JMJ Convertible Note into a total of 1,500,000 shares of Common Stock at a fair value of $0.006000 per share. On October 25, 2016 JMJ converted $10,152 of the March 2016 JMJ Convertible Note into a total of 1,800,000 shares of Common Stock at a fair value of $0.005640 per share. See Note 9.

Amortization of the debt discount totaled $142,116 for the twelve months ended December 31, 2016. The principal balance due, net of the amortized discount under the JMJ Note was $0 at December 31, 2016.

April 2016 Note

Effective April 22, 2016 the Company entered into a Convertible Promissory Note (“Auctus Note”) with Auctus Fund, LLC pursuant to which the Company issued Auctus Fund, LLC a convertible note in the amount of $75,000. The maturity date is January 22, 2017. On April 22, 2016 the Company received consideration of $75,000. In addition, the Company recognized a discount of $6,750 on fees paid upon entering into this agreement. The Auctus Note carries an interest rate of 10% which shall be applied on the issuance date to the original principal amount. Interest paid under the Auctus Note totaled $17,672 for the twelve months ended December 31, 2016.

The Auctus Note provides Auctus Fund, LLC the right at any time, to convert the outstanding balance (including accrued and unpaid interest) into shares of the Company’s common stock at 60% of the lowest trade price in the 25 trading days previous to the conversion, additional discounts may apply in the case that conversion shares are not deliverable or if the shares are ineligible. As a result of the derivatives calculation (see Note 8) an additional discount of $62,625 was recorded. Amortization of the debt discount totaled $75,000 for the twelve months ended December 31, 2016. The principal balance due, net of the amortized discount under the Auctus Note was $0 at December 31, 2016.

May 2016 Note

Effective April 18, 2016 the Company entered into a Convertible Promissory Note (“Adar Note”) with Adar Bays, LLC pursuant to which the Company issued Adar Bays, LLC a convertible note in the amount of $52,500 with an original issue discount in the amount of $2,500. The maturity date is April 18, 2017. On May 12, 2016 the Company received consideration of $50,000 for which an original issue discount of $2,500 was recorded. In addition, the Company recognized a discount of $6,250 on fees paid upon entering into this agreement. The Adar Note carries an interest rate of 8% which shall be applied on the issuance date to the original principal amount. Interest paid under the Adar Note totaled $27,207 for the twelve months ended December 31, 2016.

The Adar Note provides Adar Bays, LLC the right at any time, to convert the outstanding balance (including accrued and unpaid interest) into shares of the Company’s common stock at 60% of the lowest trade price in the 20 trading days previous to the conversion, additional discounts may apply in the case that conversion shares are not deliverable or if the shares are ineligible. As a result of the derivatives calculation (see Note 8) an additional discount of $39,550 was recorded. Amortization of the debt discount totaled $52,500 for the twelve months ended December 31, 2016. The principal balance due, net of the amortized discount under the Adar Note was $0 at December 31, 2016.

NOTE 7 – CONVERTIBLE LOANS – RELATED PARTY

The Company issued a convertible promissory note to a related party in 2014 for $250,000 (see Note 13). The Company accounts for convertible notes payable in accordance with the guidelines established by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 470-20, Debt with Conversion and Other Options. The Beneficial Conversion Feature ("BCF") of a convertible note is normally characterized as the convertible portion or feature of certain notes payable that provide a rate of conversion that is below market value or in-the-money when issued. The Company records a BCF related to the issuance of a convertible note when issued and also records the estimated fair value of any warrants issued with those convertible notes. Beneficial conversion features that are contingent upon the occurrence of a future event are recorded when the contingency is resolved.

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

The note is convertible into common stock of the Company at $0.50 per share. The intrinsic value of the beneficial conversion feature was determined to be $125,000 at the commitment date and the discount is being amortized over the one year life of the promissory note. As of December 31, 2016, $125,000 of the discount has been amortized as interest expense. Interest amortized for the years ended December 31, 2016 and 2015 was $0 and $106,507, respectively. The Company repaid $125,000 under this note during the year ended December 31, 2015, and $125,000 during the year ended December 31, 2016. The outstanding balance was $0 as of December 31, 2016.

This conversion option was accounted for as a derivative liability during the year ended December 31, 2016 resulting in a reclassification of the fair value of the derivative liability of $6,175 from equity (see Note 8).

Interest expense accrued on the convertible promissory note was $0 and $11,699 for the years ended December 31, 2016 and 2015, respectively. The note matured on November 7, 2015 and is currently paid in full. The note was unsecured, bared interest at 7% per annum and was convertible into common stock at $0.50 per share. The note was paid in full on November 16, 2016 and the holder agreed to forego any accrued interest due under the terms of the note.

NOTE 8 – DERIVATIVE LIABILITY

During the year ended December 31, 2016, the Company identified conversion features embedded within its convertible debt. The Company has determined that the conversion feature of the Notes represents an embedded derivative since the Notes are convertible into a variable number of shares upon conversion. Accordingly, the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. Therefore, the fair value of the derivative instruments have been recorded as liabilities on the balance sheet with the corresponding amount recorded as discounts to the Notes. Such discounts will be accreted from the issuance date to the maturity date of the Notes. The change in the fair value of the derivative liabilities will be recorded in other income or expenses in the statement of operations at the end of each period, with the offset to the derivative liabilities on the balance sheet. The fair values of the embedded derivative liabilities were determined using the Black-Scholes valuation model on the issuance dates with the assumptions in the table below.

The change in fair value of the Company’s derivative liabilities for the year ended December 31, 2016 is as follows:

December 31, 2015 fair value	$-
Additions recognized as derivative loss at inception	437,086
Additions recognized as note discount at inception	286,366
Derivative liability extinguished on conversion	(163,487)
Reclass from equity to derivative liability	6,175
Fair value mark – to market adjustment	(566,140)
December 31, 2016 fair value	$-

The gain on the change in fair value of derivative liabilities for the year ended December 31, 2016 totaled $129,054.

The fair value at the issuance and re-measurement dates for the convertible debt treated as derivative liabilities are based upon the following estimates and assumptions made by management for the year ended December 31, 2016:

Exercise prices	See Notes 6 and 7
Expected dividends	0%
Expected volatility	188%-400%
Expected term	See Notes 6 and 7
Discount rate	.29%-.85%

NOTE 9 - SHAREHOLDERS’ EQUITY

PREFERRED STOCK

The authorized stock of the Company consists of 50,000,000 preferred shares with a par value of $0.001.

During 2016, four officers and directors of the Company exchanged 27,347,563 common shares for 27,347,563 preferred shares. As of December 31, 2016, 27,347,563 shares of the Company’s preferred stock Series B were issued and outstanding.

On December 20, 2016, shareholders of the company approved an amendment to the Bylaws for the creation of preferred stock. The preferred class of stock will consist of two (2) series, Series A, and Series B. All affiliates of the company who purchased stock during the formation of the company and who purchased stock for financing activities at prices below market will move their common shares into the Series B preferred stock, effective immediately. The Series B votes 1:1; is subject to all splits the same as common; converts back to common 1:1; and cannot be converted back to common for resale in the open market until a 30 day VWAP (volume weighted average price) of $.45 cents has been met in the Company’s public trading market. All future sales of company securities by affiliates will adhere to rules and regulations of the Commission.

Affiliates who purchased stock at offering prices that were current at the time of purchase, and affiliates who make open market purchases and are directly responsible for a merger/acquisition that brings retained earnings to the company, can convert these common shares 1:1 into Series A preferred stock. Series A votes 1:1; converts back to common 1:1; is not subject to splits in order to facilitate mergers, acquisitions, or meeting the requirements of a listed exchange; and cannot be converted back to common for resale in the open market until a 30 day VWAP of $3.50 per share has been met in the Company’s public trading market. All future sales of company securities by affiliates will adhere to rules and regulations of the Commission.

COMMON STOCK

The authorized stock of the Company consists of 150,000,000 common shares with a par value of $0.001.

As of December 31, 2016 and December 31, 2015, 69,318,537 and 86,126,100 shares of the Company’s common stock were issued and outstanding.

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

In October 2014, the Company entered into an agreement for the issuance of 1,000,000 common shares for CAD/CAM Engineering Design Services for GLFH1200 series battery development. The shares vest in equal installments of 250,000 each year following the date of the agreement. On May 1, 2015, the Company issued 250,000 shares under this award. Since inception through December 31, 2015, $141,352 was expensed under this award. This nonemployee award is valued upon completion of services. This nonemployee signed an agreement effective July 22, 2016 between them and the Company acknowledging that the Company does not anticipate the need for any additional engineering contract services resulting in the return of non-vested options back to the Company. This resulted in a reduction to engineering research and development expense of $23,311 for the year ended December 31, 2016.

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

During the year ended December 31, 2015, the Company issued 767,000 common shares for the acquisition of its subsidiary, valued at $191,750 (see Note 12).

In July 2016, the Company entered into an agreement for the issuance of 1,000,000 common shares for consulting services. The shares are to be transferred in four quarterly installments of two hundred fifty thousand shares on or before the fifth day of the following months: August 2016, October 2016, January 2017, and April 2017. On August 5, 2016, the Company issued 250,000 shares under this award. On October 5, 2016, the Company issued another 250,000 shares under this award. Since inception through December 31, 2016, $17,530 was expensed under this award and $7,529 remains to be expensed over the remaining service period.

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

On October 5, 2016 JMJ converted $7,800 of the March 2016 JMJ Convertible Note into a total of 1,300,000 shares of Common Stock at a fair value of $0.006000 per share. See Note 6.

On October 18, 2016 JMJ converted $9,000 of the March 2016 JMJ Convertible Note into a total of 1,500,000 shares of Common Stock at a fair value of $0.006000 per share. See Note 6.

On October 25, 2016 JMJ converted $10,152 of the March 2016 JMJ Convertible Note into a total of 1,800,000 shares of Common Stock at a fair value of $0.005640 per share. See Note 6.

NOTE 10 - OPTIONS

During the year ended December 31, 2015, the Company granted an aggregate of 2,050,000 options to a military sales representative and three employees. Col. Ashton Naylor (Ret) received 100,000 options exercisable at $0.25 per share, Chris Watkins received 750,000 options exercisable at $0.25 per share, Jeff Roach received 1,000,000 options exercisable at $0.20 per share, and Brian Nallin received 200,000 options exercisable at $0.20 per share. These options expire on April 1, 2016; June 11, 2020, February 1, 2017, and December 31, 2017 respectively. The options granted to Brian Nallin vest immediately and the other options vest in equal tranches over periods ranging from 2 to 5 years. The aggregate fair value of the option grants was determined to be $430,839 using the Black-Scholes Option Pricing Model and the following assumptions: volatilities between 218% and 396%, risk free rates between .27% and 1.74%, expected terms between 1 and 5 years and zero expected dividends. The fair value of the award is being expensed over the vesting periods. $65,360 and $295,553 was expensed during the year ended December 31, 2016 and December 31, 2015, respectively, $91,519 was reversed from option expense due to non-vested options forfeited for the year ended December 31, 2016, and $0 remains to be expensed over the remaining vesting period.

As of December 31, 2015, there were 2,050,000 options outstanding of which 925,000 were exercisable. During 2016, 1,750,000 of these options were forfeited. As of December 31, 2016, there were 300,000 options outstanding which were exercisable.

The range of exercise prices and remaining weighted average life of the options outstanding at December 31, 2015 were $0.20 to $0.25 and 2.37 years, respectively. The aggregate intrinsic value of the outstanding options at December 31, 2015 was $0. The exercise price and remaining weighted average life of the options outstanding at December 31, 2016 were $0.25 and 0.08 years, respectively. The aggregate intrinsic value of the outstanding options at December 31, 2016 was $0. All options mentioned above are for employees that are no longer with the company, by either termination because of discontinued operations, or leaving the company of their own accord. At the time of this filing, there were no options outstanding which are exercisable.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company entered into two lease agreements for office and research/warehouse facilities in Louisiana. The office lease is $10,200 per year for 24 months beginning May 1, 2014. Beginning in May of 2016 this lease became month to month and is $850 per month. The research/warehouse facility lease is $2,600 per month for 24 months beginning on November 1, 2014. Both leases in Louisiana were terminated in November of 2016.

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

On September 15, 2016, the Company entered into a Cooperative Endeavor and Joint Marketing Agreement with T&L Consolidated, LLC whereby T&L Consolidated, LLC was engaged to locate and identify interested parties to the Company and assist with brokering the sale of the timer and Daylight Pump division to such third parties. Upon a sale of Daylight Pumps to a customer identified by T&L, the parties agree to the following distribution of the sales proceeds. The first $650,000 shall be paid to the Galenfeha, thereafter the next $650,000 shall be paid to T&L, and anything in excess of $1,300,000 shall be split equally between the Company and T&L. As of December 31, 2016, we do not anticipate using the services of T&L Consolidated, and nothing has been paid to this third party in the twelve months ending December 31, 2016 and 2015.

Galenfeha entered into an Independent Sales Contract with Electromax Power Solutions, LLC (EPS) with an initial two year term beginning October 2016 and ending October 2018. This contract shall automatically renew on the two year anniversary for an additional one year term. EPS shall facilitate sales of Galenfeha products, affiliated products, and equipment to customers. Galenfeha shall pay EPS 20% of all new initial and sustained revenue derived by EPS’s efforts, involvement, sales, and any other activities brought forth by EPS to Galenfeha. Net sales revenue shall be measured as the product sales price less cost of goods sold according to generally accepted accounting principles. As of December 31, 2016, we do not anticipate using the services of Electromax Power Solutions, LLC, and nothing has been paid to this third party in the twelve months ending December 31, 2016 and 2015.

NOTE 12 – BUSINESS COMBINATION

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

NOTE 13 – RELATED PARTY TRANSACTIONS

On October 31, 2014, the Company entered into a Convertible Promissory Note Agreement with Ray Moore Sr., a related party, in the amount of $250,000. The note bears an interest rate of 7% per annum until paid in full. Repayment of the loan is due on or before November 7, 2015. The lender shall have the right to convert this indebtedness to equity shares of Galenfeha at the rate of one share per $.50 of indebtedness for a total of 500,000 shares upon the expiration date, or at any time the Lender desired for the relieve of indebtedness of Maker. The Company received $250,000 cash consideration on November 6, 2014, per the agreement. On March 10, 2015, Galenfeha made a cash payment of $125,000 on the note, leaving a balance of $125,000 plus accrued interest. The note was paid in full on November 16, 2016 with a final cash payment of $125,000, leaving a principal and interest balance due of $0 as of December 31, 2016, and the holder agreed to forego any accrued interest due under the terms of the note.

On May 12, 2016, the Company entered into a Promissory Note Agreement with Diane Moore, a related party, in the amount of $100,000. The note bears an interest rate of 5% per annum until the balance is paid in full. Repayment of the loan is due on or before December 31, 2016. The note was paid in full on November 16, 2016 leaving a principal and interest balance due of $0 as of December 31, 2016, and the holder agreed to forego any accrued interest due under the terms of the note.

On November 16, 2016, the Company entered into an agreement with Fleaux Services, LLC for the sale of the company’s battery and stored energy division, which includes, but is not limited to, all inventory, support equipment, and office operations located at 9204 Linwood Avenue, Suite 104 and 105, Shreveport, LA 71106. Mr. Trey Moore is the President/CEO of Fleaux Services, and also is a Director of Galenfeha, Inc. The sale is for a cash consideration of $350,000 USD; plus a 3% royalty on all Galenfeha-style batteries sold over the course of the next two years from the date this purchase agreement was executed. The cash consideration was for $175,000 in inventory and $175,000 for business good-will and was provided directly by Fleaux Services in cash. The sale includes all future sales, future purchase orders resulting from previous negotiations, and all intellectual property related to Galenfeha, Inc. battery manufacturing and distribution. Fleaux Services, LLC will assume responsibility for expenses related to the Galenfeha, Inc. battery division that includes previous expenses incurred for sales meetings that secured future purchase orders. All contractual agreements between the Galenfeha Inc. battery division and outside parties, including, but not limited to, consultants, suppliers, distributors, and sales representatives, become the responsibility of Fleaux Services, LLC. This includes all suppliers’ outstanding invoices for materials not yet delivered and support equipment that will be relinquished to Fleaux Services, LLC upon the execution of this agreement. Galenfeha, Inc. will retain payments on all current outstanding purchase orders invoiced before the date of this purchase agreement. A gain on the sale of the battery and stored energy division of $15,008 was recognized as a capital transaction.

On November 4, 2016, Mr. James Ketner, Galenfeha’s Chairman and CEO made a cash contribution to the Company in the amount of $100,000 in exchange for a note that has a fixed repayment of $110,000. The note bears no interest, and can be repaid by the Company when the funds become available. The note can be renegotiated between Galenfeha and Mr. Ketner if both parties agree to the terms. There were no principal repayments on the note for the twelve months ending December 31, 2016, and the principal balance due under the note as of December 31, 2016 was $110,000.

Falcon Resources, LLC & MarionAv, LLC are two companies owned by Board Member, Trey Moore, and CEO/President, Lucien Marioneaux, Jr., respectively. These related party entities provide flight services to employees and directors of the Company. The total amount paid for flight services to Falcon Resources, LLC was $6,600 and $18,838 for the years ended December 31, 2016 and 2015, respectively. The outstanding payable balance to Falcon Resources, LLC was $0 and $3,511 for the years ended December 31, 2016 and 2015, respectively. The total amount paid for flight services to MarionAv, LLC was $5,050 and $2,343 for the years ended December 31, 2016 and 2015, respectively. The outstanding payable balance to MarionAv, LLC was $0 and $1,388 for the years ended December 31, 2016 and 2015, respectively.

Galenfeha sells a portion of its finished goods to Fleaux Services, LLC, a company owned by Board Member, Trey Moore. During the year ended December 31, 2016 and December 31, 2015, sales to the related company totaled $94,005 and $670,838, respectively. As of December 31, 2016 and 2015, the Company had outstanding receivables from the related party company of $14,189 and $336, respectively. During the year ended December 31, 2015, the Company purchased $25,500 of engineering research & development services rendered and $9,359 of shop supplies form Fleaux Services, LLC. During the year ended December 31, 2016, the Company paid Fleaux Services, LLC $17,032 for inventory and shop supply purchases. As of December 31, 2016 and 2015, the Company had an outstanding accounts payable balance to Fleaux Services, LLC totaling $0 and $28,744, respectively.

Galenfeha purchases component parts used in the assembly of inventory items from River Cities Machine, LLC, a company owned by Board Member and former President and CEO, Lucien Marioneaux, Jr. During the year ended December 31, 2016 and 2015, purchases from the related company totaled $960 and $202,258, respectively. As of December 31, 2016 and 2015, the Company had an outstanding accounts payable balance to River Cities Machine, LLC totaling $0 and $76,441, respectively.

In addition, during the twelve months ended December 31, 2016 and 2015, the Company generated revenue of $720 and $6,000, respectively, from Board Member and former President and CEO, Lucien Marioneaux, Jr.

Galenfeha agreed to pay Lucien Marioneaux, Jr., Board Member and former President & CEO, an auto allowance of $1,500 per month beginning May 2015, and the Company terminated this agreement effective October 1, 2016. For the twelve months ending December 31, 2016 and 2015, the Company paid a total of $13,500 and $10,500, respectively, to Mr. Marioneaux. As of December 31, 2016 and 2015, the Company had outstanding payable balances to Lucien Marioneaux of $0 and $1,500, respectively.

Beginning in May of 2015, the Company agreed to pay a consulting fee of $8,000 per month to KTNR, Inc., a related party entity owed by the former Chairman of the Board, James Ketner. Total consulting fees paid during the years ended December 31, 2015 totaled $56,000, and the December 2015 consulting fee due to KTNR, Inc. was paid during the twelve months ending December 31, 2016. The consulting agreement with KTNR, Inc. terminated on December 31, 2015. As of December 31, 2015, the Company had an outstanding payable balance to KTNR, Inc. of $8,000.

On September 18, 2015, the Company sold 2,000,000 shares of its common stock to an entity President & CEO, James Ketner, controls at a price of $0.05 per share, for a total of $100,000. On September 24, 2015, the Company sold 2,500,000 shares of common stock to Board Member and former President/CEO Lucien Marioneaux, Jr. at a fixed price of $0.10 per share, for a total of $250,000. These purchases were made pursuant to the board resolution ratified on August 28, 2015 for affiliate stock purchase. As of December 31, 2015, the Company had an outstanding payable to Lucien Marioneaux of $1,500. As of December 31, 2016, the Company had outstanding payable balances to Lucien Marioneaux of $0.

Other outstanding accounts payable balances to related parties totaled $0 and $3,698 as of December 31, 2016 and 2015. The amounts are unsecured, due on demand and bear no interest.

NOTE 14 – UNCERTAIN TAX POSITIONS

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

NOTE 15 – INCOME TAX

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the period March 14, 2013 (date of inception) through December 31, 2016 applicable under FASB ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet. The Company is in the process of filing appropriate returns for the Company. The component of the Company’s deferred tax assets as of December 31, 2016 and 2015 are as follows:

	2016	2015
Deferred tax asset	$666,315	$541,247
Valuation allowance	$(666,315)	(541,247)
Net deferred tax asset	$-	$-

The approximate net operating loss carry forward was approximately $1,900,000 as of December 31, 2016 and will start to expire in 2033. The Company did not pay any income taxes during 2016 or 2015.

NOTE 16 – DISCONTINUED OPERATIONS – STORED ENERGY AND DAYLIGHT PUMP DIVISIONS

On November 16, 2016, the Company entered into an agreement with Fleaux Services, LLC for the sale of the Company’s battery and stored energy division, which includes, but is not limited to, all inventory, support equipment, and office operations located at 9204 Linwood Avenue, Suite 104 and 105, Shreveport, LA 71106. The sale is for a cash consideration of $350,000 USD; plus a 3% royalty on all Galenfeha-style batteries sold over the course of the next two years from the date this purchase agreement was executed. The cash consideration was for $175,000 in inventory and $175,000 for business good-will and was provided directly by Fleaux Services in cash. The sale includes all future sales, future purchase orders resulting from previous negotiations, and all intellectual property related to Galenfeha, Inc. battery manufacturing and distribution. Fleaux Services, LLC will assume responsibility for expenses related to the Galenfeha, Inc. battery division that includes previous expenses incurred for sales meetings that secured future purchase orders. All contractual agreements between the Galenfeha Inc. battery division and outside parties, including, but not limited to, consultants, suppliers, distributors, and sales representatives, become the responsibility of Fleaux Services, LLC. This includes all suppliers’ outstanding invoices for materials not yet delivered and support equipment that will be relinquished to Fleaux Services, LLC upon the execution of this agreement. Galenfeha, Inc. will retain payments on all current outstanding purchase orders invoiced before the date of this purchase agreement. A gain on the sale of the battery and stored energy division of $15,008 was recognized as a capital transaction.

On March 9, 2017, the Company entered into an agreement with Fleaux Services, LLC for the sale of the Company’s Daylight Pumps division, which includes, but in not limited to, all inventory located at 9204 Linwood Avenue, Suite 104 and 105, Shreveport, LA 7116, as well as all usage rights for the name “Daylight Pump.” The sale is for cash consideration of $25,000, and Fleaux Services, LLC will assume the responsibility of a promissory note held by Kevin L. Wilson in the amount of $350,000 and all accrued interest due since the date of issuance on August 23, 2016. The sale will include all future pump sales, future purchase orders resulting from previous negotiations, and all intellectual property related to Daylight Pumps. During 2016, the Company recognized an aggregate impairment loss on this asset group of $443,935 to recognize the asset group at the lower of fair value or carrying value.

The Company recognized the sale of its stored energy division and Daylight Pumps division as a discontinued operation, in accordance with ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.”

Assets and Liabilities of Discontinued Operations

The following table provides the details of the assets and liabilities of our discontinued stored energy division:

Assets sold:	November 16, 2016
Inventory assets	$180,681
Prepaid expenses	13,830
Property and equipment, net of accumulated depreciation	169,275
Total assets of discontinued operations	363,786

Consideration received:
Cash proceeds	350,000
Liabilities assumed	28,794
Total liabilities of discontinued operations	378,794

Net assets sold	363,786
Consideration received	378,794
Related party gain recognized as a capital transaction	15,008

The following table provides the details of the assets and liabilities held for sale of our discontinued Daylight Pump division:

Assets of discontinued operations:	December 31, 2016
Current:
Inventory assets	$381,041
Total assets of discontinued operations	381,041

Liabilities of discontinued operations:
Current:
Current portion of note payable	350,000
Total liabilities of discontinued operations	350,000

Income and Expenses of Discontinued Operations

The following table provides income and expenses of discontinued operations for the years ended December 31, 2016 and 2015, respectively.

	December 31, 2016	December 31, 2015
Revenue – Third Parties	$817,426	613,446
Revenue – Related Parties	97,208	676,838
Less: Cost of Goods Sold	672,752	958,604
Gross Profit	241,882	331,680

Other expenses
General and administrative	312,104	382,629
Payroll expenses	268,280	790,808
Engineering research and development	(24,571)	174,465
Depreciation and amortization expense	25,711	24,390
Interest expense	14,336	-
Income (loss) from discontinued operations	(353,978)	(1,040,612)

NOTE 17 – SUBSEQUENT EVENTS

On January 18, 2017 the company extinguished the remainder of the Consulting Agreement with Asher Oil & Gas Exploration in Natchez, Mississippi; and Lane Murray, of Jackson, Mississippi. The Company issued a one-time payment to the consultants of $40,000, which included the cancellation of any additional stock issuance, and the return of the 500,000 shares of Galenfeha common stock previously issued in Quarters 3 and 4 of 2016. The terms of this agreement previously included a $50,000 non-refundable retainer, as well as 1,000,000 shares of Galenfeha, Inc. (GLFH) common stock, to be issued in four quarterly installments. As of December 31, 2016, the consultants had received the retainer and a total of 500,000 shares of Galenfeha, Inc. common stock, per the agreement. As of the date of this filing, this consulting agreement has been extinguished; the 500,000 shares of Galenfeha, Inc. common stock have been returned and cancelled; and no further stock will be issued pursuant to this agreement. The consultants will keep their initial $50,000 non-refundable retainer.

On January 20, 2017 an offer was extended to Mr. Ron Barranco for the position of Chief Technology Officer. Mr. Barranco accepted this position on January 20, 2017.

On January 21, 2017 Galenfeha entered into a non-binding Letter of Intent to purchase Additive Manufacturing, LLC for a cash purchase of $14,000,000, subject to the terms and conditions set forth below.

1.

Galenfeha, Inc. will purchase all of Additive Manufacturing, LLC’s stock, subject to approval by the Additive Manufacturing, LLC shareholders, for a total cash consideration of $14,000,000. An initial payment of $7,000,000 will be due upon the execution of a definitive purchase agreement; the balance will be paid by Galenfeha, Inc. no later than three (3) years from the executed contract date. Both parties will strive for a closing date no later than 45 days from the date of this executed Letter of Intent.

2.

The acquisition of Additive Manufacturing, LLC includes all tangible and intangible assets, equipment, contract rights, and intellectual property used in the business, and all future business resulting from previous and/or ongoing negotiations by Additive Manufacturing, LLC.

3.

The definitive acquisition agreement will contain provisions, conditions, representations, and warranties ordinary and customary to transactions of the type and nature contemplated by this letter of intent.

4.

Galenfeha, Inc., through the direction and decisions of its CTO, Mr. Ron Barranco, intends to maintain all current employees of Additive Manufacturing LLC. In addition, Tory Sirkin will serve as Vice President of Additive Manufacturing, LLC, for a minimum of one year. Salary and/or commission structure will be detailed in the final contract.

5.

Galenfeha and Additive Manufacturing, LLC will each bear its own expenses associated with this letter, all due diligence, and consummation of the proposed acquisition contemplated herein, whether or not the proposed acquisition is actually completed.

6.

The parties agree to negotiate in good faith a definitive acquisition agreement, contingent upon the completion of an audit by Galenfeha’s PCAOB auditors MaloneBailey. The audit of Additive Manufacturing, LLC, covering two (2) years of financials results, shall commence immediately upon acceptance of this letter. The purchase price outlined in the letter of intent is contingent on the findings of the Audit by MaloneBailey, and that the revenues and earnings for 2016 of approximately $7,000,000 and $2,000,000 are accurate.

7.	Unless and until this letter of intent is terminated, Additive Manufacturing, LLC will not seek a purchaser for itself, any business, or current operations of Additive Manufacturing, LLC.
8.

Pending the closing of the proposed acquisition, Galenfeha, Inc. and Additive Manufacturing, LLC shall each maintain its current business practices. Neither party shall enter into any extraordinary transaction without written approval from both parties.

9.

Both parties will provide access to management, personnel, agents, accountants, attorneys, books, records, and facilities during normal business hours. Such access shall be limited to purposes of conducting due diligence, and shall not unduly interfere with normal business activities.

10.	All information contained herein is confidential; separate Confidentiality and Non-Disclosure Agreements shall accompany this letter of intent.

This letter and its application and interpretation shall be subject to the laws of the states of California and Texas.

On January 27, 2017, two company officers disclosed with the commission on Form 3, they had purchased a combined total of 7,568,537 shares of common stock in the open market. This stock was removed from the common share structure and converted into Series A preferred shares.

On March 9, 2017, the Company entered into an agreement with Fleaux Services, LLC for the sale of the Company’s Daylight Pumps division, which includes, but in not limited to, all inventory located at 9204 Linwood Avenue, Suite 104 and 105, Shreveport, LA 7116, as well as all usage rights for the name “Daylight Pump.” The sale is for cash consideration of $25,000, and Fleaux Services, LLC will assume the responsibility of a promissory note held by Kevin L. Wilson in the amount of $350,000 and all accrued interest due since the date of issuance on August 23, 2016. The sale will include all future pump sales, future purchase orders resulting from previous negotiations, and all intellectual property related to Daylight Pumps (see Note 16).

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

Our management assessed the effectiveness of our internal control over financial reporting during the year ended December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of December 31, 2016, our management has concluded that our internal controls over financial reporting were not operating effectively. Management has identified the following material weaknesses in our internal control over financial reporting as of December 31, 2016:

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

3.

We did not maintain proper segregation of duties for the preparation of our financial statements – During the year ended December 31, 2016 the majority of the preparation of financial statements was carried out by one person. This has resulted in several deficiencies including:

a.	Significant, non-standard journal entries were prepared and approved by the same person, without being checked or approved by any other personnel.

b.	Lack of control over preparation of financial statements, and proper application of accounting policies.

4.

We lack sufficient information technology controls and procedures – As of December 31, 2016, we lacked a proper data backup procedure, and while backup did take place in actuality, we believe that it was not regulated by methodical and consistent activities and monitoring.

The foregoing material weaknesses identified in our internal control over financial reporting were identified by our external consultants responsible for the preparation of our financial reporting package. The aforementioned material weaknesses did not impact our financial reporting or result in a material misstatement of our financial statements.

As of December 31, 2016 we have not taken action to correct the material weaknesses identified in our internal control over financial reporting. Once we have sufficient personnel available our Board of Directors, in connection with the aforementioned weaknesses, will implement the following remediation measures:

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the last quarter of our fiscal year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position	Director since:
James Ketner	50	President/CEO/Chief Financial Officer/Director	January 1, 2017
Lucien Marioneaux	43	Director and Former President/CEO/Chief Financial	Inception
Trey Moore	45	Director	Inception
LaNell Armour	51	Director/Secretary/Treasurer	Inception

James Ketner – Chairman/Chief Executive Office - Mr. Ketner has over 28 years of experience as a Director and Chief Executive Officer of public and non-public corporations. Much of his professional career has been spent as a contract consulting engineer for Fortune 500 multi-national companies, building a successful track record in directing public companies, securities law, domestic and international regulatory agencies, operations streamlining, maximizing productivity, and directing companies to achieve record profitability through increased efficiency and productivity with state of the art technology. Mr. Ketner is a resourceful decision-maker who combines strong leadership and organizational skills with the ability to direct programs throughout the design and manufacturing processes, utilizing his extensive experience and expertise in high tech engineering and manufacturing environments. Mr. Ketner began his career as a Numeric Control programmer at General Dynamics. In 1991, Mr. Ketner embarked on his own as a consultant, and has since done contractual consulting work for General Dynamics, Pratt and Whitney, Boeing, Lockheed, Daimler Chrysler, Fiat, Honda Research and Development, Rockwell, Sikorsky Aircraft, Embraer SP, and Dassault/Falcon Jet. Mr. Ketner has traveled extensively and is well versed in conducting business in North and South America.

LaNell Armour – Director/Secretary/Treasurer – Ms. Armour has had a twenty-five year career in public relations, communications, and education. Her experience in public relations will provide a firm foundation for her primary responsibilities in investor relations and corporate communications. Ms. Armour was a senior faculty member at the Music Institute of North Texas from August 2010 to August 2014. She joined Dallas Chamber Music in 2010 as General Manager, and was named Executive Director on June 1, 2012 and continued to serve until May 2013. Prior to Dallas Chamber Music, Ms. Armour spent eight years, from 2001 through 2008 as the Public Relations Manager for the world-renowned Chicago Symphony Orchestra as Public Relations Manager. From 1999 to 2001, Ms. Armour served as the Public Relations Manager for the Ravinia Festival in Highland Park, Illinois. Ms. Armour became a writer, then editor at “Clavier” magazine in Chicago from 1996 through 1999. Ms. Armour earned a Bachelor of Music degree in Piano Performance with a minor in English from The University of Tennessee.

Trey Moore – Director – Mr. Moore has over 24 years of experience as a senior level executive in the oil and gas industries. He worked as the Manager of the Eastern Division of J-W Measurement Company, where he contributed to increasing revenues from 6M to 140M over the course of 13 years. He also managed the operations of Eagle Oil, an oil and gas operator in Texas and Louisiana. Mr. Moore is the co-founder and Chief Executive Officer of Fleaux Services of Louisiana. His successful track record of executing new business strategies and developing new technologies, along with his vast experience, has given Mr. Moore an expansive understanding of the needs for better engineered products and services. Considered to be one of the most proficient, driven individuals in the Industry, Mr. Moore is also a veteran of the United States Marine Corps.

Lucien Marioneaux, Jr. – Director – Mr. Marioneaux has enjoyed a 15-year legal career throughout the state of Louisiana. He previously held the position of Senior Director of Security, Risk Management and Regulatory Compliance for L’Auberge du Lac Casino Resort, directing all operations within those departments. Mr. Marioneaux is active in the Louisiana Bar Association, the Shreveport Bar Association, the DeSoto Parish Bar Association, the Louisiana Casino Association and the Louisiana District Attorney’s Association, He has served as co-chair of the Southwest Chamber of Commerce’s Governmental Affairs Committee and was a visiting professor for McNeese State University, where he taught “The Legal Environment of Business.”

Board Meeting Attendance:

During fiscal 2016, our board of directors held 4 regularly scheduled and 1 special meeting. Attendance for these meetings was one hundred percent.

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

Summary Compensation Table

Name and Position	Year	Salary ($)	Total ($)
James Ketner, Chairman of the Board	2015	40,000	40,000
KTNR, Inc.	2015	56,000	56,000
KTNR, Inc.	2016	8,000	8,000
LaNell Armour, Secretary/Treasurer	2015	65,000	65,000
LaNell Armour, Secretary/Treasurer	2016	32,500	32,500

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial shareholdings of our directors, officers and our directors and executive officers as a group and persons who beneficially hold five percent or more of our common stock, as of December 31, 2016, with the computation being based upon 27,347,563 shares of preferred stock outstanding and 69,318,537 shares of common stock being outstanding. Each person has sole voting and investment power with respect to the shares of common stock shown and all ownership is of record and beneficial. The address of our directors and officers is our address.

	Name and Address of	Amount and Nature of
Title of Class	Beneficial Owner	Beneficial Ownership	Percent of Class
Preferred – Series B	Lucien Marioneaux, Jr.	12,205,963	44.6%
Preferred – Series B	Trey Moore	9,800,000	35.8%
Preferred – Series B	LaNell Armour	2,341,600	8.6%
Preferred – Series B	James Ketner	3,000,000	11%

Officers and Directors as a Group (4 persons)		27,347,563	100.0%

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth amounts we have been billed with respect to 2016 and 2015 for certain services provided by our independent accountant.

Service		2016	2015

Audit		$24,500	$15,847
Audit-related fees	$	none	none
Tax compliance, tax advice and tax planning		$1,968	2,475
All other services		$-	-

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT	DOCUMENT DESCRIPTION
NO.
3.1*	Articles of Incorporation of Galenfeha, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 [Reg. No. 333-118880 filed May 23, 2013])
3.2*	Amended Bylaws of Galenfeha, Inc. (incorporated by reference to Exhibit 99.1 filed with the Commission on Form 8-K, December 21, 2016)

*Previously filed and incorporated by reference. The following documents are included herein:

Exhibit	Document Description
No.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of annual report for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March 2017.

GALENFEHA, INC.

/s/ James Ketner
James Ketner
President/Chief Executive Officer, Principal Financial
Officer, Principal Accounting Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James Ketner James Ketner	President, Principal Executive/Accounting/ Financial Officer, Chairman	March 31, 2017

/s/ LaNell Armour
LaNell Armour	Secretary/Treasurer/Director	March 31, 2017

/s/ Lucien Marioneaux, Jr.
Lucien Marioneaux, Jr.	Director	March 31, 2017

/s/ Trey Moore
Trey Moore	Director	March 31, 2017