Form 10-Q
period 2017-03-31
Galenfeha, Inc.
filed 2017-05-10
CIK 1574676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

(817) 945-6448
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
Yes [   ]        No [X]

As of May 10, 2017, there were 61,250,000 shares of the registrant’s common stock outstanding, each with a par value of $0.001.

TABLE OF CONTENTS
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

Galenfeha, Inc.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Galenfeha, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2017	December 31, 2016

ASSETS
CURRENT ASSETS
Cash	$23,699	$129,973
Accounts receivable from related parties	-	14,189
Assets held for sale	-	381,041
Total current assets	23,699	525,203

OTHER ASSETS
Deposits	-	1,000
Total other assets	-	1,000
TOTAL ASSETS	$23,699	$526,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$15,393	$32,892
Deferred revenue	-	43,602
Liabilities held for sale	-	350,000
Due to officer	35,000	110,000
Total current liabilities	50,393	536,494

Total liabilities	50,393	536,494

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock
Preferred A shares: 20,000,000 authorized, $0.001 par value, 7,568,537 and 0 issued and outstanding at March 31, 2017 and December 31, 2016, respectively	7,568	-
Preferred B shares: 30,000,000 authorized , $0.001 par value,27,347,563 issued and outstanding at March 31, 2017 and December 31, 2016	27,348	27,348
Common stock
Authorized: 150,000,000 common shares, $0.001 par value, 61,250,000 issued and outstanding at March 31, 2017 and 69,318,537 issued and outstanding at December 31, 2016	61,250	69,318
Additional paid-in capital	3,424,991	3,384,950
Accumulated deficit	(3,547,851)	(3,491,907)
Total stockholders’ equity(deficit)	(26,694)	(10,291)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$23,699	$526,203

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Galenfeha, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
Operating Expenses:
General and administrative	1,047	4,312
Payroll expenses	201	8,074
Professional fees	27,983	18,295
Total operating expenses	29,231	30,681

Loss from operations	(29,231)	(30,681)

Other (expense) income
Interest income	-	3
Miscellaneous income	932	-
Interest expense	-	(7,873)
Loss on derivative instruments	-	(173,580)
Total other (expense)	932	(181,450)

Loss from continuing operations	(28,299)	(212,131)

Loss from discontinued operations	(27,645)	(93,732)

Net loss	$(55,944)	$(305,863)

Loss per share, basis and diluted
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	(0.00)	(0.00)
Net loss	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	63,481,266	86,126,100

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Galenfeha, Inc.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – December 31, 2016	27,347,563	$27,348	69,318,537	$69,318	$3,384,950	$(3,491,907)	$(10,291)

Common stock returned to Company and cancelled	-	-	(500,000)	(500)	500	-	-
Forfeiture of of unvested shares issued for service	-	-	-	-	(12,750)	-	(12,750)
Related party gain on sale of pump assets	-	-	-	-	52,291	-	52,291
Common stock converted to preferred stock	7,568,537	$7,568	(7,568,537)	(7,568)	-	-	-
Net loss	-	-	-	-	-	(55,944)	(55,944)

Balance – March 31, 2017	34,916,100	$34,916	61,250,000	$61,250	$3,424,991	$(3,547,851)	$(26,694)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Galenfeha, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2017	March 31, 2016

OPERATING ACTIVITIES
Net loss	$(55,944)	$(305,863)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	6,842
Non-vested options forfeited	-	(26,745)
Common shares issued for services	(12,750)	(22,027)
Options expense	-	24,703
Loss on derivative instruments	-	173,580
Amortization of debt discounts on convertible notes	-	7,873
Changes in Operating Assets and Liabilities:
(Increase) Decrease in accounts receivable	14,189	4,653
(Increase) Decrease in accounts receivable from related party	-	(8,681)
(Increase) Decrease in inventory	6,041	96,327
(Increase) Decrease in prepaid expenses and other assets	1,000	(7,441)
Increase (Decrease) in accounts payable and accrued liabilities	2,626	(78,886)
Increase (Decrease) in accounts payable to related parties	-	(31,720)
Increase (Decrease) in deferred revenue	(11,436)	-
Net cash used in operating activities	(56,274)	(167,385)

INVESTING ACTIVITIES
Cash received for sale of pump assets	25,000	-
Net cash provided by financing activities	25,000	-

FINANCING ACTIVITIES
Proceeds from line of credit	-	71,000
Payments on liabilities due to officer	(75,000)	-
Proceeds from convertible debentures, net of original issue discounts	-	145,375
Payments on finance contracts	-	(6,791)
Net cash (used in) provided by financing activities	(75,000)	209,584

(DECREASE) INCREASE IN CASH	(106,274)	42,199
CASH AT BEGINNING OF PERIOD	129,973	47,333
CASH AT END OF PERIOD	$23,699	$89,532

SUPPLEMENTAL INFORMATION
Cash paid for:
Interest expense	$5,789	$6,901
Income taxes	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES
Common stock converted to preferred stock	$7,568	$-
Gain on sale of pump division to related party	52,291	-
Liabilities released upon sale of pump division	402,291	-
Debt discount due to derivative liabilities	-	145,375
Reclassification of conversion option from equity to derivative liabilities	-	6,175

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Galenfeha, Inc.
Notes to Unaudited Consolidated Financial Statements
March 31, 2017

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2017, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these unaudited interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2016 audited financial statements included in its Form 10-K filed with the Securities and Exchange Commission. The results of operations for the period ended March 31, 2017 and the same period last year are not necessarily indicative of the operating results for the full years.

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

NOTE 3 – NOTES PAYABLE

On August 23, 2016, the Company entered into a Promissory Note Agreement with Kevin L. Wilson, in the amount of $350,000. The note bears an interest rate of 11 ½ % per annum from the date until the principal is paid in full. This note may be prepaid in whole or in part, without penalty. All outstanding principal, interest and fees shall be due and payable on or before August 23, 2017. As of December 31, 2016, the principal and interest due on the note is $364,336 (the accrued interest of $14,336 is presented as accounts payable in the consolidated balance sheet). This note was assumed by the purchaser in the sale of the Company’s Daylight Pumps division. It is classified as liabilities held for sale as of December 31, 2016. This note was assumed by the purchaser of the pumps division on March 9, 2017. The total amount of accrued interest due of $20,125 under the note was paid in full by the purchaser in the sale of the Company’s Daylight Pumps division.

NOTE 4 - SHAREHOLDERS’ EQUITY

PREFERRED STOCK

The authorized stock of the Company consists of 50,000,000 preferred shares with a par value of $0.001.

During 2016, four officers and directors of the Company exchanged 27,347,563 common shares for 27,347,563 preferred shares. During 2017, one officer and one director exchanged 7,568,537 common shares for 7,568,537 preferred shares.

As of March 31, 2017, 7,568,537 shares of the Company’s preferred stock Series A were issued and outstanding. As of December 31, 2016, zero shares of the Company’s preferred stock Series A were issued and outstanding.

As of March 31, 2017 and December 31, 2016, 27,347,563 shares of the Company’s preferred stock Series B were issued and outstanding.

As of March 31, 2017, 34,916,100 shares of the Company’s preferred stock were issued and outstanding.

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

As of March 31, 2017 61,250,000 shares of the Company’s common stock were issued and outstanding. As of December 31, 2016, 69,318,537 shares of the Company’s common stock were issued and outstanding.

In July 2016, the Company entered into an agreement for the issuance of 1,000,000 common shares for consulting services. The shares are to be transferred in four quarterly installments of two hundred fifty thousand shares on or before the fifth day of the following months: August 2016, October 2016, January 2017, and April 2017. On August 5, 2016, the Company issued 250,000 shares under this award. On October 5, 2016, the Company issued another 250,000 shares under this award. Since inception through December 31, 2016, $17,530 was expensed under this award.

On January 18, 2017 the company extinguished the remainder of the Consulting Agreement with Asher Oil & Gas Exploration in Natchez, Mississippi; and Lane Murray, of Jackson, Mississippi. The Company issued a one-time payment to the consultants of $40,000, which included the cancellation of any additional stock issuance, and the return of the 500,000 shares of Galenfeha common stock previously issued in Quarters 3 and 4 of 2016. The terms of this agreement previously included a $50,000 non-refundable retainer, as well as 1,000,000 shares of Galenfeha, Inc. (GLFH) common stock, to be issued in four quarterly installments. As of December 31, 2016, the consultants had received the retainer and a total of 500,000 shares of Galenfeha, Inc. common stock, per the agreement. The 500,000 shares of Galenfeha, Inc. common stock have been returned and cancelled; and no further stock will be issued pursuant to this agreement. Due to the forfeiture of the unvested shares, total $12,750 expense was reversed during the three months ended March 31, 2017. The consultants will keep their initial $50,000 non-refundable retainer.

NOTE 5 - OPTIONS

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

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company leases space in Fort Worth, Texas for corporate facilities for $99 monthly or $1,188 per year. The terms of this lease are month to month.

Year Ended	Amount
2017	$-
2018	-
2019	-
2020	-
2021	-
$-

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

NOTE 7 – RELATED PARTY TRANSACTIONS

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

On November 4, 2016, Mr. James Ketner, Galenfeha’s Chairman and CEO made a cash contribution to the Company in the amount of $100,000 in exchange for a note that has a fixed repayment of $110,000. The note bears no interest, and can be repaid by the Company when the funds become available. The note can be renegotiated between Galenfeha and Mr. Ketner if both parties agree to the terms. There were no principal repayments on the note for the twelve months ending December 31, 2016, and the principal balance due under the note as of December 31, 2016 was $110,000. Principal repayments made under the note for the three months ending March 31, 2017 totaled $75,000, and the principal balance due under the note as of March 31, 2017 was $35,000.

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

NOTE 8 – DISCONTINUED OPERATIONS – STORED ENERGY AND DAYLIGHT PUMP DIVISIONS

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

Assets and Liabilities of Discontinued Operations

The following table provides the details of the assets and liabilities of our discontinued stored energy division:

Assets sold:	November 16, 2016
Inventory assets	$180,681
Prepaid expenses	13,830
Property and equipment, net of accumulated depreciation	169,275
Total assets of discontinued operations	363,786

Consideration received:
Cash proceeds	350,000
Liabilities assumed	28,794
Total liabilities of discontinued operations	378,794

Net assets sold	363,786
Consideration received	378,794
Related party gain recognized as a capital transaction	15,008

The following table provides the details of the assets and liabilities held for sale of our discontinued Daylight Pump division:

Assets sold:	March 9, 2017
Inventory assets	$375,000
Prepaid expenses	-
Property and equipment, net of accumulated depreciation	-
Total assets of discontinued operations	375,000

Consideration received:
Cash proceeds	25,000
Liabilities assumed	402,291
Total liabilities of discontinued operations	427,291

Net assets sold	375,000
Consideration received	427,291
Related party gain recognized as a capital transaction	52,291

Income and Expenses of Discontinued Operations

The following table provides income and expenses of discontinued operations for the three months ended March 31, 2017 and 2016, respectively.

	March 31, 2017	March 31, 2016
Revenue – Third Parties	$11,435	286,039
Revenue – Related Parties	-	17,382
Less: Cost of Goods Sold	6,041	219,582
Gross Profit	5,394	83,839

Other expenses
General and administrative	27,250	75,871
Payroll expenses	-	100,956
Professional fees	-	13,125
Engineering research and development	-	(21,174)
Depreciation and amortization expense	-	6,842
Interest expense	5,789	1,951
Income (loss) from discontinued operations	(27,645)	(93,732)

NOTE 9 – SUBSEQUENT EVENTS

On January 21, 2017, Galenfeha entered into a non-binding Letter of Intent to purchase Additive Manufacturing, LLC for a cash purchase of $14,000,000. On May 3, 2017, negotiations for this acquisition were terminated, as both parties could not reach an agreement on a price of the acquisition or the payment terms.

On January 21, 2017, Mr. Ron Barranco joined the Company as Chief Technology Officer. On April 18, 2017, the Company received notice that Mr. Barranco was declining our employment offer and resigning as Chief Technology Officer. Management agreed to Mr. Barranco’s resignation terms on May 1, 2017.

The Company is currently exploring other options to acquire and merge a profitable private company into ours.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this report and those in our Form 10-K filed with the Securities and Exchange Commission on March 31, 2017. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to, those described under “Risk Factors” included in Part II, Item IA of this report.

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

A condensed version of our 2017 Statement of Work is as follows:

1.	Acquire or merge a profitable private company into our public company.
2.	Explore investments both private and public.
3.	Develop new technologies for engineering, manufacturers, and product life cycles.
4.	Formulate applications for new or recently developed technologies.
5.	Commercialize new technology and products.

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

On December 21, 2016, Mr. James Ketner was formally elected by the shareholders to assume the role of Chief Executive Officer beginning January 1, 2017. Since his reinstatement, Mr. Ketner has led the company back in the direction he originally intended; to be a vehicle that assembles a team and finances the development of new technology that is resistant to adverse economic and market fluctuations.

As of the date of this filing, Galenfeha has zero options that convert into common or preferred stock, no other notes or off balance sheet arrangements that convert into common or preferred stock, and zero debt other than to an affiliate.

The company has two classes of preferred stock. The preferred class of stock consists of two (2) series, Series A, and Series B. All affiliates of the company who purchased stock during the formation of the company and who purchased stock for financing activities at prices below market moved their common shares into the Series B preferred stock. The Series B votes 1:1; is subject to all splits the same as common; converts back to common 1:1; and cannot be converted back to common for resale in the open market until a 30 day VWAP (volume weighted average price) of $.45 cents has been met in Galenfeha’s public trading market. All future sales of company securities by affiliates will adhere to rules and regulations of the Commission.

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

On January 23, 2017, the Company announced on Form 8-K filed with the commission that the company entered into an agreement to sell its entire Daylight Pump inventory to SouthVest BDC, LLC for a cash selling price of $400,000. A majority of the proceeds of this sale were to be used to repay a note secured by the pump inventory with Kevin L. Wilson on August 23, 2016, for $350,000 plus accrued interest.

3

On March 9, 2017, the company sold its entire Daylight Pump inventory to Fleaux Services, LLC. The sale was for a cash consideration of $25,000 USD; and Fleaux Services, LLC will assume responsibility of a promissory note held by Kevin L. Wilson in the amount of $350,000 and all accrued interest this note had accumulated since issuance on August 23, 2016.

The Company is currently exploring other options to acquire and merge a profitable private company into ours.

Liquidity

Assets

At March 31, 2017, we had total assets of $23,699, of which $23,699 was in cash.

Results of Operations for the Three Months ending March 31, 2017

Revenues – Discontinued Operations

Revenues for the three months ended March 31, 2017 and 2016 were $11,435, and $303,421, respectively. Of the $303,421; $286,039 were to third parties and $17,382 were to related parties. All of the sales attributable to the $11,435 were to third parties. The decrease is from the Company selling its battery and Daylight Pump division. The one sale during the quarter of $11,435 was related to fulfillment of a prior customer’s prepayment with respect to a battery order.

Cost of Revenues – Discontinued Operations

Cost of Revenues for the three months ended March 31, 2017 and 2016 were $6,041 and $219,582, respectively. Costs were cost of materials and manufacturing supplies with the decrease due to the sale of the Company’s battery and Daylight Pump division. The $6,041 was related to the one sale that occurred during the quarter.

Operating Expense – Continuing Operations

Total operating expenses for the three months ended March 31, 2017 and 2016 were $29,231 and $30,681, respectively.

Net Operating Loss and Net Loss

Net operating loss for the three months ended March 31, 2017 and 2016 was $28,299 and $212,131 respectively. The Company realized a lower net operating loss because the Company paid off all convertible debenture agreements prior to 2017.

Net loss for the three months ended March 31, 2017 and 2016 was $55,944 and $305,863 respectively. The Company realized a lower net loss because the Company paid off all convertible debenture agreements prior to 2017.

Equity Distribution

Since our incorporation, we have raised capital through private sales of our common equity. As of March 31, 2017 we have issued 61,250,000 shares of our common stock to various shareholders,.

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

4

(b) Changes in internal controls over financial reporting.

No changes were made to the Company's internal controls in the quarterly period covered by this report that have materially affected, or are reasonably likely materially to affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION Item 1. LEGAL PROCEEDINGS None

Item 1A. Risk Factors

A description of the risks associated with our business, financial condition and results of operations is set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 31, 2017. These factors continue to be meaningful for your evaluation of the Company and we urge you to review and consider the risk factors presented in the Annual Report on Form 10-K. We believe there have been no changes that constitute material changes from these risk factors.

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

5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Galenfeha, Inc.

Date: May 10, 2017	By:	/s/ James Ketner
	Name:	James Ketner
President and Chief Executive Officer
(Principal Financial Officer, Principal
Accounting Officer)

6