Form 10-Q
period 2017-06-30
Galenfeha, Inc.
filed 2017-08-14
CIK 1574676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ]	Smaller Reporting Company [X]	Emerging Growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [X]

As of August 14, 2017, there were 62,050,000 shares of the registrant’s common stock outstanding, each with a par value of $0.001.

TABLE OF CONTENTS
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

Galenfeha, Inc.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Galenfeha, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2017	December 31, 2016

ASSETS
CURRENT ASSETS
Cash	$1,290	$129,973
Marketable securities	68,000	-
Accounts receivable from related parties	-	14,189
Assets held for sale	-	381,041
Total current assets	69,290	525,203

OTHER ASSETS
Deposits	-	1,000
Total other assets	-	1,000
TOTAL ASSETS	$69,290	$526,203

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$38,867	$32,892
Deferred revenue	-	43,602
Liabilities held for sale	-	350,000
Margin loan account	17,479	-
Convertible debt	43,000	-
Due to officer	27,500	110,000
Total current liabilities	126,846	536,494

Total liabilities	126,846	536,494

STOCKHOLDERS’ DEFICIT
Preferred stock
Preferred A shares: 20,000,000 authorized, $0.001 par value, 6,750,000 and 0 issued and outstanding at June 30, 2017 and December 31, 2016, respectively	6,750	-
Preferred B shares: 30,000,000 authorized , $0.001 par value,27,347,563 issued and outstanding at June 30, 2017 and December 31, 2016	27,348	27,348
Common stock: 150,000,000 authorized, $0.001 par value, 62,068,537 issued and outstanding at June 30, 2017 and 69,318,537 issued and outstanding at December 31, 2016	62,068	69,318
Additional paid-in capital	3,424,991	3,384,950
Accumulated deficit	(3,578,713)	(3,491,907)
Total stockholders’ deficit	(57,556)	(10,291)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$69,290	$526,203

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Galenfeha, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Operating Expenses:
General and administrative	3,363	1,885	4,410	6,197
Payroll expenses	5,563	8,074	5,764	16,148
Professional fees	28,532	18,376	56,515	36,671
Total operating expenses	37,458	28,335	66,689	59,016

Loss from operations	(37,458)	(28,335)	(66,689)	(59,016)

Other income (expense)
Interest income	-	-	-	6
Royalty income	5,000	-	5,000	-
Miscellaneous income	7	2,682	939	2,682
Realized gain on sale of investments	1,804	-	1,804	-
Unrealized gain on trading securities	6,248	-	6,248	-
Interest expense	(6,463)	(3,557)	(6,463)	(11,430)
Loss on derivative instruments	-	(475,311)	-	(648,891)
Total other income (expense)	6,596	(476,186)	7,528	(657,633)

Loss from continuing operations	(30,862)	(504,521)	(59,161)	(716,649)

Loss from discontinued operations	-	(190,985)	(27,645)	(284,720)

Net loss	$(30,862)	$(695,506)	$(86,806)	$(1,001,369)

Loss per share, basis and diluted
Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	61,798,690	86,126,100	62,635,330	86,126,100

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Galenfeha, Inc.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – December 31, 2016	27,347,563	$27,348	69,318,537	$69,318	$3,384,950	$(3,491,907)	$(10,291)

Common stock returned to Company and cancelled	-	-	(500,000)	(500)	500	-	-
Forfeiture of unvested shares issued for service	-	-	-	-	(12,750)	-	(12,750)
Related party gain on sale of pump assets	-	-	-	-	52,291	-	52,291
Common stock converted to preferred stock	7,568,537	7,568	(7,568,537)	(7,568)	-	-	-
Preferred stock converted to common stock	(818,537)	(818)	818,537	818	-	-	-
Net loss	-	-	-	-	-	(86,806)	(86,806)

Balance – June 30, 2017	34,097,563	$34,098	62,068,537	$62,068	$3,424,991	$(3,578,713)	$(57,556)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Galenfeha, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2017	June 30, 2016

OPERATING ACTIVITIES
Net loss	$(86,806)	$(1,001,369)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	13,684
Non-vested options forfeited	-	(26,745)
Common shares issued for services	(12,750)	(23,041)
Options expense	-	43,444
Loss on derivative instruments	-	648,891
Amortization of debt discounts on convertible notes	-	61,806
Realized losses (gains) on investments	(1,804)	-
Unrealized losses (gains) on investments	(6,248)	-
Financing costs on convertible note expensed	3,000	-
Changes in Operating Assets and Liabilities:
(Increase) Decrease in accounts receivable	14,189	80,176
(Increase) Decrease in accounts receivable from related party	-	336
(Increase) Decrease in inventory	6,041	120,770
(Increase) Decrease in prepaid expenses and other assets	1,000	(25,567)
Increase (Decrease) in accounts payable and accrued liabilities	26,100	(108,160)
Increase (Decrease) in accounts payable to related parties	-	(106,991)
Increase (Decrease) in deferred revenue	(11,436)	-
Net cash used in operating activities	(68,714)	(322,766)

INVESTING ACTIVITIES
Sales and (purchases) of investments, net	(59,948)	-
Cash received for sale of pump assets	25,000	-
Net cash provided by financing activities	(34,948)	-

FINANCING ACTIVITIES
Proceeds from line of credit/notes payable	-	82,371
Proceeds from margin loan	17,479	-
Payments on note payable	-	(88,980)
Payments on liabilities due to officer	(82,500)	-
Proceeds from convertible debentures, net of original issue discounts	40,000	247,550
Proceeds from related party promissory note	-	100,000
Payments on finance contracts	-	(8,273)
Net cash (used in) provided by financing activities	(25,021)	332,668

(DECREASE) INCREASE IN CASH	(128,683)	9,902
CASH AT BEGINNING OF PERIOD	129,973	47,333
CASH AT END OF PERIOD	$1,290	$57,235

SUPPLEMENTAL INFORMATION
Cash paid for:
Interest expense	$-	$3,557
Income taxes	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES
Common stock converted to preferred stock	$7,568	$-
Preferred stock converted to Common stock	818
Gain on sale of pump division to related party	52,291	-
Liabilities released upon sale of pump division	402,291	-
Debt discount due to derivative liabilities	-	247,550
Reclassification of conversion option from equity to derivative liabilities	-	6,175

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Galenfeha, Inc.
Notes to Unaudited Consolidated Financial Statements
June 30, 2017

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2017, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these unaudited interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2016 audited financial statements included in its Form 10-K filed with the Securities and Exchange Commission. The results of operations for the period ended June 30, 2017 and the same period last year are not necessarily indicative of the operating results for the full years.

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

NOTE 3 – INVESTMENTS

Marketable securities are accounted for on a specific identification basis. As of June 30, 2017 and December 31, 2016 respectively, we held marketable securities with an aggregate fair value of $68,000 and $0 respectively. As of June 30, 2017, all of our marketable securities were invested in publically traded equity holdings. Marketable securities were classified as current based on the percentage of the equity controlled by the Company as well as our intended use of the assets. The Company recognized unrealized gains, for the three months ended June 30, 2017 and 2016 in the amounts of $6,248 and $0, respectively and for the six months ended June 30, 2017 and 2016 in the amounts of $6,248 and $0, respectively. The Company recognized realized gains, for the three months ended June 30, 2017 and 2016 in the amounts of $1,804 and $0, respectively and for the six months ended June 30, 2017 and 2016 in the amounts of $1,804 and $0, respectively.

The Company's assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at June 30, 2017, was as follows:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2017
Assets
Marketable securities	$68,000	-	-	$68,000

NOTE 4 – NOTES PAYABLE

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

NOTE 5 – CONVERTIBLE LOANS

Effective June 8, 2017 the Company entered into a Convertible Promissory Note (“Power Up Note”) with Power Up Lending Group, Ltd. pursuant to which the Company issued Power Up Lending Group, Ltd. a convertible note in the amount of $43,000. The maturity date is March 20, 2018.

On June 8, 2017 the Company received consideration of $40,000. In addition, the Company paid legal fees of $3,000 associated with the entering into this agreement and thus recognized a liability of $43,000 associated with the Power Up Note. The $3,000 of financing costs were expensed during the six months ended June 30, 2017. The Power Up Note carries an interest rate of 12% per annum from the Issue Date until the principal amount becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. Any amount of principal or interest on the Power Up Note which is not paid when due shall bear interest at the rate of 22% per annum from the due date thereof until the same is paid. Interest shall commence accruing on the date that the Note is fully paid and shall be computed on the basis of a 365-day year and the actual number of days elapsed. The Company recognized accrued interest due under the Power Up Note totaling $6,450.

The Power Up Note provides Power Up Lending Group, Ltd. the right, to convert the outstanding balance (including accrued and unpaid interest) into shares of the Company’s common stock at 60% of the lowest trade price in the 15 trading days previous to the conversion, additional discounts may apply in the case that conversion shares are not deliverable or if the shares are ineligible. Power Up Lending Group, Ltd. shall have the right to convert at any time during the period beginning on the date which is one hundred eighty days following the date of this Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount, each in respect of the remaining outstanding principal amount of this Note. Due to the one hundred eighty day restriction; the Company didn’t record debt discounts or derivative liabilities associated with the Power Up Note.

NOTE 6 - SHAREHOLDERS’ EQUITY

PREFERRED STOCK

The authorized stock of the Company consists of 50,000,000 preferred shares with a par value of $0.001.

During 2016, four officers and directors of the Company exchanged 27,347,563 common shares for 27,347,563 preferred shares. During the first quarter of 2017, one officer and one director exchanged 7,568,537 common shares for 7,568,537 preferred shares. During the second quarter of 2017, one officer converted 818,537 of preferred stock Series A back to same number of common stock.

As of June 30, 2017, 6,750,000 shares of the Company’s preferred stock Series A were issued and outstanding. As of December 31, 2016, zero shares of the Company’s preferred stock Series A were issued and outstanding.

As of June 30, 2017 and December 31, 2016, 27,347,563 shares of the Company’s preferred stock Series B were issued and outstanding.

As of June 30, 2017, 34,097,563 shares of the Company’s preferred stock were issued and outstanding.

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

As of June 30, 2017 62,068,537 shares of the Company’s common stock were issued and outstanding. As of December 31, 2016, 69,318,537 shares of the Company’s common stock were issued and outstanding.

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

On January 20, 2017 an offer was extended to Mr. Ron Barranco for the position of Chief Technology Officer. Mr. Barranco accepted this position on January 20, 2017. Mr. Barranco converted 2,000,000 shares of common stock to preferred stock Series A on January 20, 2017 and 818,537 shares of common stock to preferred stock Series A on February 21, 2017. On April 18, 2017 the Company received notice that Mr. Barranco was declining our employment offer and resigning as Chief Technology Officer. Management agreed to Mr. Barranco’s resignation terms on May 1, 2017 and pursuant to such Mr. Barranco returned 818,537 shares of preferred stock Series A back to common stock.

NOTE 7 - OPTIONS

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

NOTE 9 – RELATED PARTY TRANSACTIONS

On November 16, 2016, the Company entered into an agreement with Fleaux Services, LLC for the sale of the company’s battery and stored energy division, which includes, but is not limited to, all inventory, support equipment, and office operations located at 9204 Linwood Avenue, Suite 104 and 105, Shreveport, LA 71106. Mr. Trey Moore is the President/CEO of Fleaux Services, and also is a Director of Galenfeha, Inc. The sale is for a cash consideration of $350,000 USD; plus a 3% royalty on all Galenfeha-style batteries sold over the course of the next two years from the date this purchase agreement was executed. The cash consideration was for $175,000 in inventory and $175,000 for business good-will and was provided directly by Fleaux Services in cash. The sale includes all future sales, future purchase orders resulting from previous negotiations, and all intellectual property related to Galenfeha, Inc. battery manufacturing and distribution. Fleaux Services, LLC will assume responsibility for expenses related to the Galenfeha, Inc. battery division that includes previous expenses incurred for sales meetings that secured future purchase orders. All contractual agreements between the Galenfeha Inc. battery division and outside parties, including, but not limited to, consultants, suppliers, distributors, and sales representatives, become the responsibility of Fleaux Services, LLC. This includes all suppliers’ outstanding invoices for materials not yet delivered and support equipment that will be relinquished to Fleaux Services, LLC upon the execution of this agreement. Galenfeha, Inc. will retain payments on all current outstanding purchase orders invoiced before the date of this purchase agreement. A gain on the sale of the battery and stored energy division of $15,008 was recognized as a capital transaction during 2016. During the six months ending June 30, 2017, the Company received royalty payments of $5,000 from Fleaux Services, LLC relating to the sale of Galenfeha-style batteries.

On November 4, 2016, Mr. James Ketner, Galenfeha’s Chairman and CEO made a cash contribution to the Company in the amount of $100,000 in exchange for a note that has a fixed repayment of $110,000. The note bears no interest, and can be repaid by the Company when the funds become available. The note can be renegotiated between Galenfeha and Mr. Ketner if both parties agree to the terms. There were no principal repayments on the note for the twelve months ending December 31, 2016, and the principal balance due under the note as of December 31, 2016 was $110,000. Principal repayments made under the note for the six months ending June 30, 2017 totaled $82,500, and the principal balance due under the note as of June 30, 2017 was $27,500.

On March 9, 2017, the Company entered into an agreement with Fleaux Services, LLC for the sale of the Company’s Daylight Pumps division, which includes, but in not limited to, all inventory located at 9204 Linwood Avenue, Suite 104 and 105, Shreveport, LA 7116, as well as all usage rights for the name “Daylight Pump.” The sale is for cash consideration of $25,000, and Fleaux Services, LLC will assume the responsibility of a promissory note held by Kevin L. Wilson in the amount of $350,000 and all accrued interest due since the date of issuance on August 23, 2016. The sale will include all future pump sales, future purchase orders resulting from previous negotiations, and all intellectual property related to Daylight Pumps. A gain on the sale of the Daylight Pumps division of $52,291 was recognized as a capital transaction during 2017.

NOTE 10 – DISCONTINUED OPERATIONS – STORED ENERGY AND DAYLIGHT PUMP DIVISIONS

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

Assets and Liabilities of Discontinued Operations

The following table provides the details of the assets and liabilities of our discontinued stored energy division:

Assets sold:	November 16, 2016
Inventory assets	$180,681
Prepaid expenses	13,830
Property and equipment, net of accumulated depreciation	169,275
Total assets of discontinued operations	363,786

Consideration received:
Cash proceeds	350,000
Liabilities assumed	28,794
Total liabilities of discontinued operations	378,794

Net assets sold	363,786
Consideration received	378,794
Related party gain recognized as a capital transaction	15,008

The following table provides the details of the assets and liabilities held for sale of our discontinued Daylight Pump division:

Assets sold:	March 9, 2017
Inventory assets	$375,000
Prepaid expenses	-
Property and equipment, net of accumulated depreciation	-
Total assets of discontinued operations	375,000

Consideration received:
Cash proceeds	25,000
Liabilities assumed	402,291
Total liabilities of discontinued operations	427,291

Net assets sold	375,000
Consideration received	427,291
Related party gain recognized as a capital transaction	52,291

Income and Expenses of Discontinued Operations

The following table provides income and expenses of discontinued operations for the six months ended June 30, 2017 and 2016, respectively.

	June 30, 2017	June 30, 2016
Revenue – Third Parties	$11,435	371,411
Revenue – Related Parties	-	36,384
Less: Cost of Goods Sold	6,041	292,164
Gross Profit	5,394	115,631

Other expenses
General and administrative	27,250	151,403
Payroll expenses	-	200,592
Professional fees	-	-
Engineering research and development	-	(21,213)
Depreciation and amortization expense	-	13,684
Interest expense	5,789	55,885
Income (loss) from discontinued operations	(27,645)	(284,720)

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

The Company currently plans to use additional revenues and earnings generated from their investment account to cover expenses and outstanding payable balances due. After all of the payable balances are extinguished the Company intends to proceeds with research and development using the gains from the investment account.

Liquidity

Assets

At June 30, 2017, we had total assets of $69,290, of which $1,290 was in cash.

Results of Operations for the Three Months ending June 30, 2017

Revenues – Discontinued Operations

Revenues for the three months ended June 30, 2017 and 2016 were $0, and $104,374, respectively. Of the $104,374; $85,372 were to third parties and $19,002 were to related parties. The decrease is from the Company selling its Stored Energy and Daylight Pump division.

Cost of Revenues – Discontinued Operations

Cost of Revenues for the three months ended June 30, 2017 and 2016 were $0 and $72,582, respectively. Costs were cost of materials and manufacturing supplies with the decrease due to the sale of the Company’s battery and Daylight Pump division.

Operating Expense – Continuing Operations

Total operating expenses for the three months ended June 30, 2017 and 2016 were $37,458 and $28,335, respectively.

Net Operating Loss and Net Loss

Net operating loss for the three months ended June 30, 2017 and 2016 was $30,862 and $504,521 respectively. The Company realized a lower net operating loss because the Company paid off all convertible debenture agreements prior to 2017.

Results of Operations for the Six Months ending June 30, 2017

Revenues – Discontinued Operations

Revenues for the six months ended June 30, 2017 and 2016 were $11,435, and $407,795, respectively. Of the $407,795; $371,411 were to third parties and $36,384 were to related parties. All of the sales attributable to the $11,435 were to third parties. The decrease is from the Company selling its Stored Energy and Daylight Pump division. The one sale during the six months ending June 30, 2017 of $11,435 was related to fulfillment of a prior customer’s prepayment with respect to a battery order.

Cost of Revenues – Discontinued Operations

Cost of Revenues for the six months ended June 30, 2017 and 2016 were $6,041 and $292,164, respectively. Costs were cost of materials and manufacturing supplies with the decrease due to the sale of the Company’s battery and Daylight Pump division. The $6,041 was related to the one sale that occurred during the six months ending June 30, 2017.

Operating Expense – Continuing Operations

Total operating expenses for the six months ended June 30, 2017 and 2016 were $66,689 and $59,016, respectively.

Net Operating Loss and Net Loss

Net operating loss for the six months ended June 30, 2017 and 2016 was $59,161 and $716,652 respectively. The Company realized a lower net operating loss because the Company paid off all convertible debenture agreements prior to 2017.

Net loss for the six months ended June 30, 2017 and 2016 was $86,806 and $1,001,369 respectively. The Company realized a lower net loss because the Company paid off all convertible debenture agreements prior to 2017.

Equity Distribution

Since our incorporation, we have raised capital through private sales of our common equity. As of June 30, 2017 we have issued 62,068,537 shares of our common stock to various shareholders.

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

Galenfeha, Inc.

Date: August 14, 2017	By:	/s/ James Ketner
	Name:	James Ketner
President and Chief Executive Officer
(Principal Financial Officer, Principal
Accounting Officer)