Form 10-Q
period 2017-09-30
Galenfeha, Inc.
filed 2017-11-21
CIK 1574676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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
Yes [   ]        No [X]

As of November 15, 2017, there were 61,500,000 shares of the registrant’s common stock outstanding, each with a par value of $0.001.

TABLE OF CONTENTS
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

Galenfeha, Inc.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Galenfeha, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2017	December 31, 2016

ASSETS
CURRENT ASSETS
Cash	$7,793	$129,973
Marketable securities	42,500	-
Accounts receivable from related parties	-	14,189
Assets held for sale	-	381,041
Total current assets	50,293	525,203

OTHER ASSETS
Deposits	-	1,000
Total other assets	-	1,000
TOTAL ASSETS	$50,293	$526,203

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$45,081	$32,892
Deferred revenue	-	43,602
Liabilities held for sale	-	350,000
Convertible debt	76,000	-
Due to officer	27,500	110,000
Total current liabilities	148,581	536,494

Total liabilities	148,581	536,494

STOCKHOLDERS’ DEFICIT
Preferred stock
Preferred A shares: 20,000,000 authorized, $0.001 par value, 7,300,000 and 0 issued and outstanding at September 30, 2017 and December 31, 2016	7,300	-
Preferred B shares: 30,000,000 authorized , $0.001 par value, 27,347,563 issued and outstanding at September 30, 2017 and December 31, 2016	27,348	27,348
Common stock: 150,000,000 authorized, $0.001 par value, 61,500,000 issued and outstanding at September 30, 2017 and 69,318,537 issued and outstanding at December 31, 2016	61,500	69,318
Additional paid-in capital	3,424,332	3,384,950
Accumulated deficit	(3,618,768)	(3,491,907)
Total stockholders’ deficit	(98,288)	(10,291)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$50,293	$526,203

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Galenfeha, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Operating Expenses:
General and administrative	2,589	2,390	6,999	8,587
Payroll expenses	-	8,074	5,764	24,222
Professional fees	12,401	12,050	68,916	48,721
Research and development	3,788	-	3,788	-
Total operating expenses	18,778	22,514	85,467	81,530

Loss from operations	(18,778)	(22,514)	(85,467)	(81,530)

Other income (expense)
Interest income	-	-	-	6
Royalty income	-	-	5,000	-
Miscellaneous income	-	19,893	939	22,575
Realized gain (loss) on sale of investments	(1,026)	-	778	-
Unrealized gain (loss) on trading securities	(8,511)	-	(2,263)	-
Interest expense	(11,740)	(142,698)	(18,203)	(204,505)
Loss on derivative instruments	-	534,230	-	(114,661)
Total other income (expense)	(21,277)	411,425	(13,749)	(296,585)

Loss from continuing operations	(40,055)	388,911	(99,216)	(378,115)

Loss from discontinued operations	-	(140,529)	(27,645)	(374,872)

Net loss	$(40,055)	$248,382	$(126,861)	$(752,987)

Loss per share, basis and diluted
Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Discontinued operations	0.00	(0.00)	(0.00)	(0.00)
Net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basis	61,717,702	86,869,035	62,326,092	86,375,553
Weighted average number of common shares outstanding, diluted	61,717,702	99,783,063	62,326,092	86,375,553

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Galenfeha, Inc.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – December 31, 2016	27,347,563	$27,348	69,318,537	$69,318	$3,384,950	$(3,491,907)	$(10,291)

Common stock returned to Company and cancelled	-	-	(500,000)	(500)	500	-	-
Forfeiture of unvested shares issued for service	-	-	-	-	(12,750)	-	(12,750)
Related party gain on sale of pump assets	-	-	-	-	52,291	-	52,291
Common stock converted to preferred stock	8,118,537	8,118	(8,118,537)	(8,118)	-	-	-
Preferred stock converted to common stock	(818,537)	(818)	818,537	818	-	-	-
Repurchase and cancellation of common stock	-	-	(18,537)	(18)	(659)	-	(677)
Net loss	-	-	-	-	-	(126,861)	(126,861)

Balance – September 30, 2017	34,647,563	$34,648	61,500,000	$61,500	$3,424,332	$(3,618,768)	$(98,288)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Galenfeha, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016

OPERATING ACTIVITIES
Net loss	$(126,861)	$(752,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	20,526
Non-vested options forfeited	-	(26,745)
Common shares issued for services	(12,750)	(25,217)
Options expense	-	54,402
Loss on derivative instruments	-	114,661
Amortization of debt discounts on convertible notes	-	204,505
Realized losses (gains) on investments	(778)	-
Unrealized losses (gains) on investments	2,263	-
Financing costs on convertible note expensed	6,000	-
Changes in Operating Assets and Liabilities:
(Increase) Decrease in accounts receivable	14,189	97,949
(Increase) Decrease in accounts receivable from related party	-	(19,785)
(Increase) Decrease in inventory	6,041	241,917
(Increase) Decrease in prepaid expenses and other assets	1,000	(56,773)
Increase (Decrease) in accounts payable and accrued liabilities	32,314	(133,031)
Increase (Decrease) in accounts payable to related parties	-	(107,356)
Increase (Decrease) in deferred revenue	(11,436)	115,629
Net cash used in operating activities	(90,018)	(272,305)

INVESTING ACTIVITIES
Sales and (purchases) of investments, net	(43,985)	-
Repurchase and Cancellation of Shares	(667)
Cash received for sale of pump assets	25,000	-
Net cash provided by financing activities	(19,662)	-

FINANCING ACTIVITIES
Proceeds from line of credit/notes payable/margin loan	49,805	439,168
Payments on note payable/margin loan	(49,805)	(269,073)
Payments on liabilities due to officer	(82,500)	-
Proceeds from convertible debentures, net of original issue discounts	70,000	268,694
Proceeds from related party promissory note	-	100,000
Net cash (used in) provided by financing activities	(12,500)	538,789

(DECREASE) INCREASE IN CASH	(122,180)	266,484
CASH AT BEGINNING OF PERIOD	129,973	47,333
CASH AT END OF PERIOD	$7,793	$313,817

SUPPLEMENTAL INFORMATION
Cash paid for:
Interest expense	$340	$5,600
Income taxes	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES
Common stock converted to preferred stock	$8,118	$-
Preferred stock converted to Common stock	818	-
Return and cancellation of common stock	500	-
Gain on sale of pump division to related party	52,291	-
Liabilities released upon sale of pump division	402,291	-
Debt discount due to derivative liabilities	-	268,694
Common stock issued for debt conversion		45,318
Reclassification of conversion option from equity to derivative liabilities	-	6,175
Derivative liability extinguished on conversion		122,468

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Galenfeha, Inc.
Notes to Unaudited Consolidated Financial Statements
September 30, 2017

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2017, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these unaudited interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2016 audited financial statements included in its Form 10-K filed with the Securities and Exchange Commission. The results of operations for the period ended September 30, 2017 and the same period last year are not necessarily indicative of the operating results for the full years.

Recent Accounting Pronouncements

The Financial Accounting Standards Board, or FASB, has issued Accounting Standards Update No. 2014-09, Revenue from contracts with Customers (Topic 606), or ASU 606. ASU 606 provides guidance outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers in an amount that supersedes most current revenue recognition guidance. This guidance requires us to recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We are required to adopt ASU 606 at the beginning of our first quarter of fiscal 2018. The new guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. The new guidance may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of the adoption. We will apply the guidance when adopted, and provide the relevant disclosures in the first interim and annual periods in which we adopt the guidance. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements within any accounting period presented.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). Under ASU No. 2016-2, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU No. 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU No. 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.

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

NOTE 3 – INVESTMENTS

Marketable securities are accounted for on a specific identification basis. As of September 30, 2017 and December 31, 2016 respectively, we held available for sale marketable securities with an aggregate fair value of $42,500 and $0 respectively. As of September 30, 2017, all of our marketable securities were invested in publicly traded equity holdings. Marketable securities were classified as current based on the percentage of the equity controlled by the Company as well as our intended use of the assets. The Company recognized unrealized losses, for the three months ended September 30, 2017 and 2016 in the amounts of $8,511 and $0, respectively and for the nine months ended September 30, 2017 and 2016 in the amounts of $2,263 and $0, respectively. The Company recognized realized losses, for the three months ended September 30, 2017 and 2016 in the amounts of $1,026 and $0, respectively and realized gains for the nine months ended September 30, 2017 and 2016 in the amounts of $778 and $0, respectively.

The Company's assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at September 30, 2017, was as follows:

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable Inputs	Unobservable Inputs	September 30, 2017
Assets and Liabilities
	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities	$42,500	-	-	$42,500

During nine months ended September 30, 2017, the Company raised a total of $49,805 from margin loan associate with its brokerage account and repaid $49,805 during the same period. As of September 30, 2017, the company as $0 balance in this margin loan account.

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

On June 8, 2017 the Company received consideration of $40,000. In addition, the Company paid legal fees of $3,000 associated with the entering into this agreement and thus recognized a liability of $43,000 associated with the Power Up Note. The $3,000 of financing costs were expensed during the nine months ended September 30, 2017. The Power Up Note carries an interest rate of 12% per annum from the Issue Date until the principal amount becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. Any amount of principal or interest on the Power Up Note which is not paid when due shall bear interest at the rate of 22% per annum from the due date thereof until the same is paid. Interest shall commence accruing on the date that the Note is fully paid and shall be computed on the basis of a 365-day year and the actual number of days elapsed. The Company recognized the total accrued interest due under the Power Up Note totaling $12,900.

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

Effective July 5, 2017 the Company entered into a Convertible Promissory Note (“Power Up Note #2”) with Power Up Lending Group, Ltd. pursuant to which the Company issued Power Up Lending Group, Ltd. a convertible note in the amount of $33,000. The maturity date is March 20, 2018.

On July 5, 2017 the Company received consideration of $30,000. In addition, the Company paid legal fees of $3,000 associated with the entering into this agreement and thus recognized a liability of $33,000 associated with the Power Up Note #2. The $3,000 of financing costs were expensed during the nine months ended September 30, 2017. The Power Up Note #2 carries an interest rate of 12% per annum from the Issue Date until the principal amount becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. Any amount of principal or interest on the Power Up Note which is not paid when due shall bear interest at the rate of 22% per annum from the due date thereof until the same is paid. Interest shall commence accruing on the date that the Note is fully paid and shall be computed on the basis of a 365-day year and the actual number of days elapsed. The Company recognized accrued interest due under the Power Up Note #2 totaling $4,950.

The Power Up Note #2 provides Power Up Lending Group, Ltd. the right, to convert the outstanding balance (including accrued and unpaid interest) into shares of the Company’s common stock at 60% of the lowest trade price in the 15 trading days previous to the conversion, additional discounts may apply in the case that conversion shares are not deliverable or if the shares are ineligible. Power Up Lending Group, Ltd. shall have the right to convert at any time during the period beginning on the date which is one hundred eighty days following the date of this Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount, each in respect of the remaining outstanding principal amount of this Note. Due to the one hundred eighty day restriction; the Company didn’t record debt discounts or derivative liabilities associated with the Power Up Note #2.

NOTE 6 - SHAREHOLDERS’ EQUITY

PREFERRED STOCK

The authorized stock of the Company consists of 50,000,000 preferred shares with a par value of $0.001.

During 2016, four officers and directors of the Company exchanged 27,347,563 common shares for 27,347,563 Series B preferred shares. During the first quarter of 2017, one officer and one director exchanged 7,568,537 common shares for 7,568,537 Series A preferred shares. During the second quarter of 2017, one officer converted 818,537 of preferred stock Series A back to same number of common stock. During the third quarter of 2017, one related party exchanged 550,000 common shares for 550,000 shares of preferred stock Series A.

As of September 30, 2017, 7,300,000 shares of the Company’s preferred stock Series A were issued and outstanding. As of December 31, 2016, zero shares of the Company’s preferred stock Series A were issued and outstanding.

As of September 30, 2017, and December 31, 2016, 27,347,563 shares of the Company’s preferred stock Series B were issued and outstanding.

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

As of September 30, 2017 61,500,000 shares of the Company’s common stock were issued and outstanding. As of December 31, 2016, 69,318,537 shares of the Company’s common stock were issued and outstanding.

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

On July 20, 2017; the Company bought back 18,537 shares of common stock through a brokerage account for a total price of $677 and cancelled the 18,537 shares of common in August 2017.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

NOTE 8 – RELATED PARTY TRANSACTIONS

On November 16, 2016, the Company entered into an agreement with Fleaux Services, LLC for the sale of the company’s battery and stored energy division, which includes, but is not limited to, all inventory, support equipment, and office operations located at 9204 Linwood Avenue, Suite 104 and 105, Shreveport, LA 71106. Mr. Trey Moore is the President/CEO of Fleaux Services, and also is a Director of Galenfeha, Inc. The sale is for a cash consideration of $350,000 USD; plus a 3% royalty on all Galenfeha-style batteries sold over the course of the next two years from the date this purchase agreement was executed. The cash consideration was for $175,000 in inventory and $175,000 for business good-will and was provided directly by Fleaux Services in cash. The sale includes all future sales, future purchase orders resulting from previous negotiations, and all intellectual property related to Galenfeha, Inc. battery manufacturing and distribution. Fleaux Services, LLC will assume responsibility for expenses related to the Galenfeha, Inc. battery division that includes previous expenses incurred for sales meetings that secured future purchase orders. All contractual agreements between the Galenfeha Inc. battery division and outside parties, including, but not limited to, consultants, suppliers, distributors, and sales representatives, become the responsibility of Fleaux Services, LLC. This includes all suppliers’ outstanding invoices for materials not yet delivered and support equipment that will be relinquished to Fleaux Services, LLC upon the execution of this agreement. Galenfeha, Inc. will retain payments on all current outstanding purchase orders invoiced before the date of this purchase agreement. A gain on the sale of the battery and stored energy division of $15,008 was recognized as a capital transaction during 2016. During the nine months ending September 30, 2017, the Company received royalty payments of $5,000 from Fleaux Services, LLC relating to the sale of Galenfeha-style batteries.

On November 4, 2016, Mr. James Ketner, Galenfeha’s Chairman and CEO made a cash contribution to the Company in the amount of $100,000 in exchange for a note that has a fixed repayment of $110,000. The note bears no interest, and can be repaid by the Company when the funds become available. The note can be renegotiated between Galenfeha and Mr. Ketner if both parties agree to the terms. There were no principal repayments on the note for the twelve months ending December 31, 2016, and the principal balance due under the note as of December 31, 2016 was $110,000. Principal repayments made under the note for the nine months ending September 30, 2017 totaled $82,500, and the principal balance due under the note as of September 30, 2017 was $27,500.

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

On August 4, 2017, Davis Leimbrook, the Chief Financial Officer of Fleaux Services, LLC, had 550,000 shares of common stock originally purchased in the open market transferred from common stock to preferred stock Series A.

NOTE 9 – DISCONTINUED OPERATIONS – STORED ENERGY AND DAYLIGHT PUMP DIVISIONS

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

Assets and Liabilities of Discontinued Operations

The following table provides the details of the assets and liabilities of our discontinued stored energy division:

Assets sold:	November 16, 2016
Inventory assets	$180,681
Prepaid expenses	13,830
Property and equipment, net of accumulated depreciation	169,275
Total assets of discontinued operations	363,786

Consideration received:
Cash proceeds	350,000
Liabilities assumed	28,794
Total liabilities of discontinued operations	378,794

Net assets sold	363,786
Consideration received	378,794
Related party gain recognized as a capital transaction	15,008

The following table provides the details of the assets and liabilities held for sale of our discontinued Daylight Pump division:

Assets sold:	March 9, 2017
Inventory assets	$375,000
Prepaid expenses	-
Property and equipment, net of accumulated depreciation	-
Total assets of discontinued operations	375,000

Consideration received:
Cash proceeds	25,000
Liabilities assumed	402,291
Total liabilities of discontinued operations	427,291

Net assets sold	375,000
Consideration received	427,291
Related party gain recognized as a capital transaction	52,291

Income and Expenses of Discontinued Operations

The following table provides income and expenses of discontinued operations for the nine months ended September 30, 2017 and 2016, respectively.

	September 30, 2017	September 30, 2016
Revenue – Third Parties	$11,435	664,060
Revenue – Related Parties	-	65,744
Less: Cost of Goods Sold	6,041	535,657
Gross Profit	5,394	194,147

Other expenses
General and administrative	27,250	275,527
Payroll expenses	-	292,123
Professional fees	-	-
Engineering research and development	-	(37,535)
Depreciation and amortization expense	-	20,526
Interest expense	5,789	18,378
Income (loss) from discontinued operations	(27,645)	(374,872)

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

Liquidity

Assets

At September 30, 2017, we had total assets of $50,293, of which $7,793 was in cash.

Results of Operations for the Three Months ending September 30, 2017

Revenues – Discontinued Operations

Revenues for the three months ended September 30, 2017 and 2016 were $0, and $322,009, respectively. Of the $322,009; $292,649 were to third parties and $29,360 were to related parties. The decrease is from the Company selling its Stored Energy and Daylight Pump division.

Cost of Revenues – Discontinued Operations

Cost of Revenues for the three months ended September 30, 2017 and 2016 were $0 and $243,493, respectively. Costs were cost of materials and manufacturing supplies with the decrease due to the sale of the Company’s battery and Daylight Pump division.

Operating Expense – Continuing Operations

Total operating expenses for the three months ended September 30, 2017 and 2016 were $18,778 and $22,514, respectively.

Net Operating Income (Loss) and Net Income (Loss)

Net operating income (loss) for the three months ended September 30, 2017 and 2016 was ($40,055) and $248,382 respectively. The Company realized a higher net operating income during 2016 due to the gain attributable to convertible debenture agreements entered into by the Company prior to 2017.

Results of Operations for the Nine Months ending September 30, 2017

Revenues – Discontinued Operations

Revenues for the nine months ended September 30, 2017 and 2016 were $11,435, and $729,804, respectively. Of the $729,804; $664,060 were to third parties and $65,744 were to related parties. All of the sales attributable to the $11,435 were to third parties. The decrease is from the Company selling its Stored Energy and Daylight Pump division. The one sale during the nine months ending September 30, 2017 of $11,435 was related to fulfillment of a prior customer’s prepayment with respect to a battery order.

Cost of Revenues – Discontinued Operations

Cost of Revenues for the nine months ended September 30, 2017 and 2016 were $6,041 and $535,657, respectively. Costs were cost of materials and manufacturing supplies with the decrease due to the sale of the Company’s battery and Daylight Pump division. The $6,041 was related to the one sale that occurred during the nine months ending September 30, 2017.

Operating Expense – Continuing Operations

Total operating expenses for the nine months ended September 30, 2017 and 2016 were $85,467 and $81,530, respectively.

Net Operating Loss and Net Loss

Net operating loss for the nine months ended September 30, 2017 and 2016 was $99,216 and $378,115 respectively. The Company realized a lower net operating loss because the Company paid off all convertible debenture agreements prior to 2017.

Net loss for the nine months ended September 30, 2017 and 2016 was $126,861 and $752,987 respectively. The Company realized a lower net loss because the Company paid off all convertible debenture agreements prior to 2017.

Equity Distribution

Since our incorporation, we have raised capital through private sales of our common equity. As of September 30, 2017 we have issued 61,500,000 shares of our common stock to various shareholders.

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

Galenfeha, Inc.

Date: November 20, 2017	By:	/s/ James Ketner
	Name:	James Ketner
President and Chief Executive Officer
(Principal Financial Officer, Principal
Accounting Officer)