Form 10-K
period 2017-12-31
Galenfeha, Inc.
filed 2018-03-28
CIK 1574676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUAND TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-Accelerated Filer	[ ]	Smaller Reporting Company	[X]	Emerging Growth Company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes     [   ]     No     [X]

As of March 28, 2018, there were 72,300,000 shares of the registrant’s common stock outstanding, each with a par value of $0.001.

TABLE OF CONTENTS
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

A condensed version of our 2018 Statement of Work is as follows:

1.	Finalize purchase of Fleaux Solutions, LLC
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

Since our inception on March 14, 2013, through December 31, 2017, we have not been profitable; had a net loss of $3,654,479; and have generated limited revenues from operations. There is a substantial risk that we may never generate enough revenues to become profitable, and might have to discontinue operations, resulting in the loss of your entire investment.

ITEM 1B – UNRESOLVED STAFF COMMENTS

We have no unresolved comments with the staff at the commission.

ITEM 2 – DESCRIPTION OF PROPERTIES

We do not own any real property. During 2016 we leased 3,750 square feet of research/warehouse facilities in Shreveport, Louisiana, under a non-cancelable operating lease with an unrelated third party which expired November 1, 2016. This lease was terminated and not renewed on November 1, 2016. Rental expense with respect to the research/warehouse facilities for the year ended December 31, 2017 and 2016 was $0 and $28,600, respectively, with monthly payments of $2,600.

During 2016 we also leased an additional 1,250 square feet of office space in Shreveport, Louisiana through a non-cancelable operating lease with an unrelated third party which expired May 1, 2016, and continued month-to-month thereafter for $850 per month. This month-to-month lease was terminated and not renewed on November 1, 2016. Rental expense with respect to the office space for the year ended December 31, 2017 and 2016 was $0 and $8,500, respectively.

We lease our headquarters office space in Ft. Worth, Texas with an unrelated third party. Rent payments totaling $99 per month commence on January 1, 2016. Rental expense with respect to our headquarters for the year ended December 31, 2017 and 2016 was $1,386 and $1,089, respectively, and are on a month to month contract.

ITEM 3 – LEGAL PROCEEDINGS

We are not engaged in any legal or administrative proceeding and believe none are threatened against us.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the OTC Pink exchange, under the symbol “GLFH” On March 28, 2018, the last sale price for our common stock on the OTC Pink Exchange was $.10 per share. The following table sets forth the high and low sales prices per share of our common stock during each calendar quarter for the years ended December 31, 2017 and 2016:

	2017		2016
Quarter Ended	High	Low	High	Low
March 31	$.13	$04	$.20	$.05
June 30.09		.02	.07	.02
September 30.06		.012	.05	.01
December 31.04		.01	.09	.01

Holders of Common Stock

According to a Non-Objecting Beneficial Owner (NOBO) list and our most recent transfer agent shareholder list, as of December 31, 2017 we had approximately 1,100 stockholders of record.

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

Recent Sales of Unregistered Securities

The Company made no private sales of common stock in the twelve months ending December 31, 2017 and 2016.

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

Overview

For the year ending December 31, 2017, the company had limited revenues, and limited operations.

On January 21, 2017, the company entered into a non-binding Letter of Intent to purchase Additive Manufacturing, LLC for a cash purchase of $14,000,000. This acquisition attempt was terminated during the second quarter of 2017.

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

In June and July of 2017, the Company entered into two Convertible Promissory Notes with Power Up Lending Group, Ltd. At the time of this report, both of these notes have been paid in full and extinguished, and there is no common stock remaining to be converted.

On January 29, 2018, the Company entered into a Definitive Agreement to acquire Fleaux Solutions, LLC for a cash purchase of $1.00. On January 29, 2018, Galenfeha’s President and CEO filed with the commission on Form 4, disclosing the sale of 3,000,000 shares of preferred Series B stock to an affiliate of Fleaux Solutions, LLC, and to an affiliate of Fleaux Services of Louisiana, LLC. These shares will be moved into the Series A preferred stock. Series A votes 1:1; converts back to common 1:1; is not subject to splits in order to facilitate mergers, acquisitions, or meeting the requirements of a listed exchange; and cannot be converted back to common for resale in the open market until a 30 day VWAP of $3.50 per share has been met in Galenfeha’s public trading market. All future sales of company securities by affiliates will adhere to rules and regulations of the Commission.

On February 1, 2018; the Company announced that the Fleaux Solutions Division secured a $650,000 bank line of credit, as well as an additional $500,000 from a private investor. Fleaux Solutions is engaged in the business of sewer rehabilitation with local government and municipality contracts.

Liquidity and Capital Resources

“Liquidity” refers to our ability to generate adequate amounts of cash to meet our funding needs. We believe we have adequate capital resources and liquidity from our operations to maintain current operations during 2017, but continue to be dependent on sales of common stock and bank financing to fund operations until we achieve a positive cash flow.

We do not currently have material commitments for capital expenditures and do not anticipate entering into any such commitments during the next twelve months.

At December 31, 2017, we had current assets of $54,964 comprised of cash and cash equivalents of $469 and marketable securities of $54,495. Our current liabilities were $27,373 in convertible notes, $38,767 in accounts payable and accrued expenses, $30,238 in derivative liabilities and $26,000 note payable to an officer, resulting in working capital deficit of ($67,414).

Net cash used in operating activities was $97,324 for the year ended December 31, 2017, from a net loss of $162,572, decrease in deferred revenue of $11,436, cancelation of unvested shares issued for services of $12,750, realized gains on sales of investments of $9,656, unrealized gains on investments of $1,003, offset by an decrease in accounts receivable of $14,189, inventory of $6,041, and prepaid expenses of $1,000, an increase in accounts payable of $30,667, losses on the sale of derivative instruments of $18,352, and amortization of discounts of $21,173.

Net cash used in investing activities for the year ended December 31, 2017 was $19,513, consisting of cash received from the sale of the pump division of $25,000, offset by $667 in repurchases and cancellation of shares, and $43,836 in net purchases of investments.

Net cash used in financing activities was $12,667, consisting of proceeds from notes payable/margin loans of $49,805, proceeds from convertible debentures of $70,000, offset by $49,805 in principal payments, bank overdraft of $1,333, and $84,000 in payments on loans from officers. Since inception, we have used our common stock to raise money for the research and development of our intended products, for corporate expenses, and for current operations.

Deficit accumulated since inception is $3,654,479. Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our management and stockholders, the continued issuance of equity to new stockholders, and our ability to achieve and maintain profitable operations.

We did not have any material commitments at December 31, 2017.

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

Plan of Operation

A condensed version of our 2018 Statement of Work is as follows:

1.	Finalize purchase of Fleaux Solutions, LLC
2.	Explore investments both private and public
3.	Develop new technologies for product development, engineering, and manufacturers
4.	Formulate applications for new products recently developed
5.	Commercialize new technology and products

Results of Activities

For the Year Ended December 31, 2017

Results of Operations

We are a recently organized company and have incurred $3,654,479 in deficit from inception (March 14, 2013) through December 31, 2017. For the years ended December 31, 2017 and 2016 we incurred $94,923 and $153,720, respectively, in general and administrative expenses, payroll expenses, professional fees, and engineering research and development.

Revenues- Discontinued Operations:

Our revenues were $11,435 for the year ended December 31, 2017 compared to $914,634 in 2016. All of the $11,435 of revenue recorded during 2017 was attributable to third party sales. Of the $914,634 of revenue recorded during 2016, $817,426 was to third parties and $97,208 was to related parties. The decrease is from the Company selling its Stored Energy and Daylight Pump divisions.

Cost of Revenues – Discontinued Operations:

Our cost of revenue was $6,041 for the year ended December 31, 2017, compared to $672,752 in 2016. Costs were cost of materials and manufacturing supplies, with the decrease attributable to the sale of the Company’s Stored Energy and Daylight Pump divisions.

Operating Expenses – Continuing Operations:

Operating expenses for the year ended December 31, 2017, and December 31, 2016, were $94,923 and $153,720, respectively. The decrease in operating expenses was largely attributable to the Board Members receiving little if any compensation from the Company during the twelve months ended December 31, 2017. The company had impairment loss of $443,935 at December 31, 2016.

Net Operating Loss and Net Loss:

Net operating loss for the year ended December 31, 2017 and 2016 was $94,923 and $928,095, respectively. The Company realized a lower net loss because of reduced payroll costs and corresponding share based compensation relating to employee stock options, reduced option expense for initial research and development engineering services, reduced expenses due to shares subscribed for legal services rendered, and lower advertising costs.

Net loss for the year ended December 31, 2017 and 2016 was $162,572 and $1,282,073, respectively. The Company realized a lower net loss because of the sale of the Company’s Stored Energy and Daylight Pump divisions.

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Galenfeha, Inc.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the shareholders and board of directors of
Galenfeha, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Galenfeha, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP
www.malonebailey.com
We have served as the Company's auditor since 2015.
Houston, Texas
March 28, 2018

Galenfeha, Inc.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2017 and 2016

	December 31, 2017	December 31, 2016

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$469	$129,973
Marketable securities	54,495	-
Accounts receivable from related parties	-	14,189
Assets held for sale	-	381,041
Total current assets	54,964	525,203
OTHER ASSETS
Deposits	-	1,000
TOTAL ASSETS	$54,964	$526,203

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$38,767	$32,892
Deferred revenue	-	43,602
Liabilities held for sale	-	350,000
Due to officer	26,000	110,000
Convertible notes, net of unamortized discounts of $49,127	27,373	-
Derivative liability	30,238	-
Total current liabilities	122,378	536,494

Total liabilities	122,378	536,494

STOCKHOLDERS’ DEFICIT
Preferred stock
Preferred A shares: Authorized: 20,000,000 shares, $0.001 par value, 7,300,000 issued and outstanding at December 31, 2017 0 issued and outstanding at December 31, 2016	7,300	-
Preferred B shares: Authorized 30,000,000 shares, $0.001 par value, 27,347,563 issued and outstanding at December 31, 2017 and 2016	27,348	27,348
Common stock
Authorized: 150,000,000 common shares, $0.001 par value, 64,407,408 issued and outstanding at December 31, 2017 and 69,318,537 issued and outstanding at December 31, 2016	64,407	69,318
Additional paid-in capital	3,488,010	3,384,950
Accumulated deficit	(3,654,479)	(3,491,907)
Total stockholders’ deficit equity	(67,414)	(10,291)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$54,964	$526,203

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

Galenfeha, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2017 and 2016

	December 31, 2017	December 31, 2016
Operating Expenses:
General and administrative	14,766	54,707
Payroll expenses	5,764	35,028
Professional fees	70,605	63,985
Research and development	3,788	-
Impairment loss on pump assets	-	443,935
Total operating expenses	94,923	597,655

Loss from operations	(94,923)	(597,655)

Other (expense) income
Interest income	-	6
Royalty income	10,000	-
Miscellaneous income, net	885	-
Cancellation of debt income	-	13,545
Realized gain (loss) on sale of investments	9,656	-
Unrealized gain (loss) on trading securities	1,003	-
Interest expense	(43,196)	(473,045)
Gain (loss) on derivative instruments	(18,352)	129,054
Total other income (expense)	(40,004)	(330,440)

Loss from continuing operations	(134,927)	(928,095)

Loss from discontinued operations	(27,645)	(353,978)

Net loss	$(162,572)	$(1,282,073)

Loss per share, basic and diluted:
Continuing operations	$(0.00)	$(0.01)
Discontinued operations	(0.00)	(0.00)
Net loss	$(0.00)	$(0.01)
Weighted average number of common sharesoutstanding, basic and diluted	62,227,664	88,586,086

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

Galenfeha, Inc.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2017 and 2016

			Common Stock		Additional	Accumulated
					Paid-in

	Preferred Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance – December 31,2015	-	-	86,126,100	$86,126	$3,162,529	$(2,209,834)	$1,038,821

Reclass of conversion option to derivative liability	-	-	-	-	(6,175)	-	(6,175)
Options expense	-	-	-	-	65,360	-	65,360
Stock issued for conversion of debt	-	-	10,040,000	10,040	62,230	-	72,270
Derivative liability extinguished on conversion	-	-	-	-	163,487	-	163,487
Common shares issued for services	-	-	500,000	500	12,250	-	12,750
Revaluation of common shares issued for services	-	-	-	-	4,780	-	4,780
Non-vested option forfeited	-	-	-	-	(94,519)	-	(94,519)
Related party gain on sale of battery assets	-	-	-	-	15,008	-	15,008
Common stock converted to preferred stock	27,347,563	$27,348	(27,347,563)	(27,348)	-	-	-
Net loss	-	-	-	-	-	(1,282,073)	(1,282,073)

Balance – December 31, 2016	27,347,563	$27,348	69,318,537	$69,318	$3,384,950	$(3,491,907)	$(10,291)

Common stock returned to Company and cancelled	-	-	(500,000)	(500)	500	-	-
Forfeiture of unvested shared issued for service	-	-	-	-	(12,750)	-	(12,750)
Related party gain on sale of pump assets	-	-	-	-	52,291	-	52,291
Common stock converted to preferred stock	8,118,537	8,118	(8,118,537)	(8,118)	-	-	-
Preferred stock converted to common stock	(818,537)	(818)	818,537	818	-	-	-
Repurchase and cancellation of common stock	-	-	(18,537)	(18)	(659)	-	(677)
Stock issued for conversion of debt	-	-	2,907,408	2,907	18,093	-	21,000
Derivative liability extinguished on conversion	-	-	-	-	45,585	-	45,585
Net loss	-	-	-	-	-	(162,572)	(162,572)

Balance – December 31, 2017	34,647,563	$34,648	64,407,408	$64,407	$3,488,010	$(3,654,479)	$(67,414)

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

Galenfeha, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2017 and 2016

	Year Ended
	December 31, 2017	December 31, 2016
OPERATING ACTIVITIES
Net loss	$(162,572)	$(1,282,073)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on pump assets	-	443,935
Depreciation and amortization from discontinued operations	-	25,711
Non-vested options forfeited	-	(94,519)
Common shares issued for services	-	17,530
Options expense	-	65,360
Forfeiture of unvested shares issued for services	(12,750)	-
Loss on derivative instruments	18,352	(129,054)
Addition on principal due to default	21,500	-
Financing costs on convertible note discounted	(12,829)	-
Amortization of debt discounts	21,173	372,016
Realized gains on investments	(9,656)	-
Unrealized gains on investments	(1,003)	-
Changes in Operating Assets and Liabilities:
Decrease (increase) in accounts receivable	-	107,424
Decrease (increase) in accounts receivable from related party	14,189	(13,853)
Decrease (increase) in inventory	6,041	344,070
Decrease (increase) in prepaid expenses and other assets	1,000	(3,747)
Increase (decrease) in accounts payable and accrued liabilities	30,667	(166,328)
Increase (decrease) in accounts payable to related parties	-	(123,282)
Increase (decrease) in deferred revenue	(11,436)	43,602
Net cash used in operating activities	(97,324)	(393,208)

INVESTING ACTIVITIES
Sales and purchases of investments, net	(43,836)	-
Repurchase and cancellation of shares	(677)	-
Cash received for sale of pump assets	25,000	-
Cash received for sale of battery assets	-	350,000
Net cash provided by (used in) investing activities	(19,513)	350,000

FINANCING ACTIVITIES
Proceeds from notes payable/margin loan	49,805	421,000
Bank overdraft	1,333	-
Payments on notes payable/margin loan	(49,805)	(617,853)
Proceeds from convertible debentures, net of accrued interest	70,000	344,493
Proceeds from related party promissory note	-	100,000
Payments on related party convertible promissory note	-	(225,000)
Borrowings on finance contracts	-	18,168
Payments on finance contracts	-	(24,960)
Net advance from officer	-	110,000
Payments on liabilities due to officer	(84,000)	-
Net cash provided by (used in) financing activities	(12,667)	125,848

NET INCREASE (DECREASE) IN CASH	(129,504)	82,640
CASH AT BEGINNING OF PERIOD	129,973	47,333
CASH AT END OF PERIOD	$469	$129,973

SUPPLEMENTAL INFORMATION
Cash paid for:
Interest expense	$6,313	$115,364
Income taxes	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES
Common stock converted to preferred stock	$8,118	$27,348
Preferred stock converted to common stock	818	-
Return and cancellation of common stock	500	-
Debt discount due to derivative liabilities	57,471	286,366
Common stock issued for debt conversion	21,000	72,270
Reclass of conversion option from equity to derivative liabilities	-	6,175
Derivative liability extinguished on conversion	45,585	163,487
Liabilities released upon sale of pump division	402,291	-
Assets reclassed to held for sale	-	381,041
Liabilities reclassed to held for sale	-	350,000
Related party gain on sale of battery assets	-	15,008
Related party gain on sale of pump division	52,291	-

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

Galenfeha, Inc.
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

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

A condensed version of our 2018 Statement of Work is as follows:

1.	Finalize purchase of Fleaux Solutions, LLC
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

During the year ended December 31, 2017, 100% of royalty income received was from single related party customer.

During the year ended December 31, 2016, 100% of sales were to a single related party customer. These revenue generating activities have been discontinued (see Note 16).

CASH AND CASH EQUIVALENTS

All cash, other than held in escrow, is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents. Cash at December 31, 2017 and December 31, 2016 was $469 and $129,973, respectively.

ACCOUNTS RECEIVABLE

Accounts receivable represents the uncollected portion of amounts recorded as revenues. Management performs periodic analyses to evaluate all outstanding accounts receivable to estimate an allowance for doubtful accounts that may not be collectible, based on the best facts available to management. Management considers historical collection patterns, accounts receivable aging trends and specific identification of disputed invoices in its analyses. After all reasonable attempts to collect a receivable have failed, the receivable is directly written off. As of December 31, 2017 and December 31, 2016, the balance of the allowance for doubtful accounts was $0 and $0, respectively.

As of December 31, 2017, the Company didn’t have any outstanding accounts receivable. As of December 31, 2016, accounts receivable from a single related party customer comprised 100% of accounts receivable.

INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in, first-out basis (“FIFO”), or market, including direct material costs and direct and indirect manufacturing costs. Inventory consists of the following amounts as of December 31, 2017 and 2016.

	2017	2016
Raw Materials	$-	$196,760
Work In Process	-	-
Finished Goods	-	184,281

Total Inventory (held for sale as of December 31, 2017)	$-	$381,041

An impairment loss of $44,825 was recognized against inventory assets held for sale during the year ended December 31, 2016.

PROPERTY AND INTANGIBLE ASSETS

Property, plant and equipment is recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to ten years for furniture, fixtures, and equipment and forty years for improvements. Total depreciation and amortization expense related to property and equipment was $0 and $25,711 for the years ended December 31, 2017 and 2016. Expenditures for repairs and maintenance are charged to expense as incurred. Intangible asset consisted of a customer list acquired in the Daylight Pumps acquisition. Amortization is computed using the straight-line method over the estimated useful life of three years. Total amortization expense related to intangible asset was $0 and total depreciation expense related to property and equipment was $0 for the year ended December 31, 2017. Total amortization expense related to intangible asset was $7,599 and total depreciation expense related to property and equipment was $18,112 for the year ended December 31, 2016.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. When impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Assets to be disposed of are recorded at the lower of net book value or fair market value less cost to sell at the date management commits to a plan of disposal. There were impairments of $0 and $9,271 to long-lived assets for the Company’s years ended December 31, 2017 and 2016.

GOODWILL

Goodwill is carried at cost and is not amortized. The Company tests goodwill for impairment on an annual basis at the end of each fiscal year, relying on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and marketplace date. Company management uses its judgment in assessing whether goodwill has become impaired between annual impairment tests according to specifications set forth in ASC 350. The Company completed an evaluation of goodwill at December 31, 2017 and 2016 and recognized an impairment loss of $0 and $389,839, respectively.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs, predominately internal labor costs and costs of materials, are charged to expense when incurred. The Company expensed research and development costs of $3,788 and $0 for the years ended December 31, 2017 and 2016, respectively.

ADVERTISING EXPENSES

Advertising expenses are expensed as incurred. The Company expensed advertising costs of $1,225 and $9,478 for the years ended December 31, 2017 and 2016, respectively.

SHIPPING AND HANDLING CHARGES

The Company incurs costs related to shipping and handling of its manufactured products. These costs are expensed as incurred as a component of cost of sales. Shipping and handling charges related to the receipt of raw materials are also incurred, which are recorded as a cost of the related inventory.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under FASB ASC 740 Topic “Income Taxes.” Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets were recognized at December 31, 2017 and 2016.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at December 31, 2017 and 2016. During the years ended December 31, 2017 and 2016, the Company excluded 0 and 300,000 options, respectively, from the calculation of diluted loss per share as their inclusion would have been anti-dilutive.

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

The Company utilized level 3 inputs to estimate the fair value of its derivative instruments using the Black-Scholes Option Pricing Model. There were no outstanding assets or liabilities measured on a recurring basis at December 31, 2017 or 2016 other than marketable securities (see note 5).

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

Aggregate share-based expenses (including options and common stock) for the years ending December 31, 2017 and 2016 were $(12,750) and $(11,629) respectively.

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

Depreciation expense related to property and equipment was $0 and $18,112 for the years ended December 31, 2017 and 2016, respectively.

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

NOTE 5 – INVESTMENTS

Marketable securities are accounted for on a specific identification basis. As of December 31, 2017 and 2016, we held available for sale marketable securities with an aggregate fair value of $54,495 and $0 respectively. As of December 31, 2017, all of our marketable securities were invested in publicly traded equity holdings. Marketable securities were classified as current based on the percentage of the equity controlled by the Company as well as our intended use of the assets. The Company recognized unrealized gains, for the twelve months ended December 31, 2017 and 2016 in the amounts of $1,003 and $0, respectively. The Company recognized realized gains, for the twelve months ended December 31, 2017 and 2016 in the amounts of $9,656 and $0, respectively.

The Company's assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at December 31, 2017, was as follows:

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable Inputs	Unobservable Inputs	December 31, 2017
Assets and Liabilities
	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities	$54,495	-	-	$54,495

During twelve months ended December 31, 2017, the Company raised a total of $49,805 from margin loan associate with its brokerage account and repaid $49,805 during the same period. As of December 31, 2017, the company has a $0 balance in this margin loan account.

NOTE 6 – NOTES PAYABLE

On May 12, 2016, the Company incurred a loan of $5,625 relating to the renewal of their commercial general liability insurance. The note has an interest rate of 8.00%, payable in payments of $583 for 10 months. Additionally in May of 2016, the Company incurred a loan of $5,746 relating to the renewal of their workers compensation, commercial property, and commercial automobile insurance. The loan balance increased by $6,798 on September 27, 2016 due to an additional workers compensation assessment after auditing the prior payroll period. The note has an interest rate of 0.00%, payable in payments of $936, $1,223, $599, and $7.669 in months one, two, three and four, respectively, and $509 per month for the remaining four months. The Company has cancelled all insurance policies financed under these agreements and the outstanding balance on these finance agreements was $0 as of December 31, 2017 and 2016.

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

NOTE 7 – CONVERTIBLE LOANS

As of November 4, 2016, the Company had terminated and extinguished all of the convertible notes the Company entered into during the first and second quarters of 2016.

February 2016 Note

Effective February 29, 2016 the Company entered into a Convertible Promissory Note (“Vista Note”) with Vista Capital Investments, LLC pursuant to which the Company issued Vista Capital Investments, LLC a convertible note in the amount of $275,000 with an original issue discount in the amount of $25,000. The principal amount due Vista Capital Investments, LLC is based on the consideration paid. The maturity date is two years from the effective date of each payment. On February 29, 2016 the Company received consideration of $75,000 for which an original issue discount of $7,500 was recorded. In addition, the Company recognized a discount of $5,625 on fees paid upon entering into this agreement and recognized accrued interest under the Vista Note totaling $16,500. There were no additional borrowings under the Vista Note during the twelve months ended December 31, 2017 and 2016. The Vista Note carries an interest rate of 6% which shall be applied on the issuance date to the original principal amount.

The Vista Note provides Vista Capital Investments, LLC the right at any time, to convert the outstanding balance (including accrued and unpaid interest) into shares of the Company’s common stock at 70% of the lowest trade price in the 25 trading days previous to the conversion, additional discounts may apply in the case that conversion shares are not deliverable or if the shares are ineligible. As a result of the derivatives calculation (see Note 9) an additional discount of $72,775 was recorded. On September 1, 2016 Vista converted $9,951 of the Vista Convertible Note into a total of 790,000 shares of Common Stock at a fair value of $0.01260 per share. On September 28, 2016 Vista converted $10,200 of the Vista Convertible Note into a total of 2,000,000 shares of Common Stock at a fair value of $0.0051 per share. See Note 9.

Amortization of the debt discount totaled $102,400 for the twelve months ended December 31, 2016 and $0 during December 31, 2017. The principal balance due, net of the amortized discount under the Vista Note was $0 at December 31, 2017 and 2016.

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

The JMJ Note provides JMJ Financial the right at any time, to convert the outstanding balance (including accrued and unpaid interest) into shares of the Company’s common stock at 60% of the lowest trade price in the 25 trading days previous to the conversion, additional discounts may apply in the case that conversion shares are not deliverable or if the shares are ineligible. As a result of the derivatives calculation (see Note 9) an additional discount of $96,374 was recorded. On September 12, 2016 JMJ converted $8,820 of the JMJ Convertible Note into a total of 700,000 shares of Common Stock at a fair value of $0.01260 per share. On September 21, 2016 JMJ converted $9,000 of the JMJ Convertible Note into a total of 750,000 shares of Common Stock at a fair value of $0.01200 per share. On September 28, 2016 JMJ converted $7,344 of the JMJ Convertible Note into a total of 1,200,000 shares of Common Stock at a fair value of $0.006120 per share. On October 5, 2016 JMJ converted $7,800 of the March 2016 JMJ Convertible Note into a total of 1,300,000 shares of Common Stock at a fair value of $0.006000 per share. On October 18, 2016 JMJ converted $9,000 of the March 2016 JMJ Convertible Note into a total of 1,500,000 shares of Common Stock at a fair value of $0.006000 per share. On October 25, 2016 JMJ converted $10,152 of the March 2016 JMJ Convertible Note into a total of 1,800,000 shares of Common Stock at a fair value of $0.005640 per share. See Note 9.

Amortization of the debt discount totaled $142,116 for the twelve months ended December 31, 2016. The principal balance due, net of the amortized discount under the JMJ Note was $0 at December 31, 2017 and 2016.

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

The Auctus Note provides Auctus Fund, LLC the right at any time, to convert the outstanding balance (including accrued and unpaid interest) into shares of the Company’s common stock at 60% of the lowest trade price in the 25 trading days previous to the conversion, additional discounts may apply in the case that conversion shares are not deliverable or if the shares are ineligible. As a result of the derivatives calculation (see Note 9) an additional discount of $62,625 was recorded. Amortization of the debt discount totaled $75,000 for the twelve months ended December 31, 2016. The principal balance due, net of the amortized discount under the Auctus Note was $0 at December 31, 2017 and 2016.

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

The Adar Note provides Adar Bays, LLC the right at any time, to convert the outstanding balance (including accrued and unpaid interest) into shares of the Company’s common stock at 60% of the lowest trade price in the 20 trading days previous to the conversion, additional discounts may apply in the case that conversion shares are not deliverable or if the shares are ineligible. As a result of the derivatives calculation (see Note 9) an additional discount of $39,550 was recorded. Amortization of the debt discount totaled $52,500 for the twelve months ended December 31, 2016. The principal balance due, net of the amortized discount under the Adar Note was $0 at December 31, 2017 and 2016.

June 2017 Note

Effective June 8, 2017 the Company entered into a Convertible Promissory Note (“Power Up Note One”) with Power Up Lending Group, Ltd. pursuant to which the Company issued Power Up Lending Group, Ltd. a convertible note in the amount of $43,000. The maturity date is March 20, 2018.

On June 8, 2017 the Company received consideration of $40,000. In addition, the Company paid legal fees of $3,000 associated with the entering into this agreement and thus recognized a liability of $43,000 associated with the Power Up Note One. The Company recognized a discount of $3,000 on fees paid upon entering into this agreement. There were no additional borrowings under the Power Up Note One during the twelve months ended December 31, 2017. The Power Up Note carries an interest rate of 12% per annum from the Issue Date until the principal amount becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. Any amount of principal or interest on the Power Up Note which is not paid when due shall bear interest at the rate of 22% per annum from the due date thereof until the same is paid. Interest shall commence accruing on the date that the Note is fully paid and shall be computed on the basis of a 365-day year and the actual number of days elapsed. Since no payments were made on this note on or before 180 days from the effective date of the note, accrued interest due was recorded in the amount of $4,029 on December 10, 2017. Interest paid under the Power Up Note One totaled $0 at December 31, 2017. The note was declared in default on November 20, 2017 with a default penalty of $21,500 added onto the principal. The default penalty has been accounted for as interest expense as of December 31, 2017.

The Power Up Note provides Power Up Lending Group, Ltd. the right, to convert the outstanding balance (including accrued and unpaid interest) into shares of the Company’s common stock at 60% of the lowest trade price in the 15 trading days previous to the conversion, additional discounts may apply in the case that conversion shares are not deliverable or if the shares are ineligible. Power Up Lending Group, Ltd. shall have the right to convert at any time during the period beginning on the date which is one hundred eighty days following the date of this Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount, each in respect of the remaining outstanding principal amount of this Note. As a result of the derivatives calculation (see Note 9) an additional discount of $53,471 was recorded. On December 13, 2017, Power Up Lending converted $8,000 of the Power Up Note One into a total of 740,741 shares of Common Stock at a fair value of $0.0108 per share. On December 20, 2017, Power Up Lending converted $13,000 of the Power Lending Note One into a total of 2,166,667 shares of Common Stock at a fair value of $0.006 per share.

Amortization of the debt discount totaled $17,149 for the twelve months ended December 31, 2017. The principal balance due under the Power Up Lending Note One was $43,500 at December 31, 2017.

July 2017 Note

Effective July 5, 2017 the Company entered into a Convertible Promissory Note (“Power Up Note Two”) with Power Up Lending Group, Ltd. pursuant to which the Company issued Power Up Lending Group, Ltd. a convertible note in the amount of $33,000. The maturity date is March 20, 2018.

On July 5, 2017 the Company received consideration of $30,000. In addition, the Company paid legal fees of $3,000 associated with the entering into this agreement and thus recognized a liability of $33,000 associated with the Power Up Note Two. The Company recognized a discount of $3,000 on fees paid upon entering into this agreement. There were no additional borrowings under the Power Up Note Two during the twelve months ended December 31, 2017. The Power Up Note Two carries an interest rate of 12% per annum from the Issue Date until the principal amount becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. Any amount of principal or interest on the Power Up Note which is not paid when due shall bear interest at the rate of 22% per annum from the due date thereof until the same is paid. Interest shall commence accruing on the date that the Note is fully paid and shall be computed on the basis of a 365-day year and the actual number of days elapsed. The Company recognized accrued interest due under the Power Up Note Two totaling $2,800.

The Power Up Note Two provides Power Up Lending Group, Ltd. the right, to convert the outstanding balance (including accrued and unpaid interest) into shares of the Company’s common stock at 60% of the lowest trade price in the 15 trading days previous to the conversion, additional discounts may apply in the case that conversion shares are not deliverable or if the shares are ineligible. Power Up Lending Group, Ltd. shall have the right to convert at any time during the period beginning on the date which is one hundred eighty days following the date of this Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount, each in respect of the remaining outstanding principal amount of this Note. Due to the one hundred eighty day restriction; the Company didn’t record debt discounts or derivative liabilities associated with the Power Up Note Two. The Company evaluated the note for beneficial conversion feature noting none.

Amortization of the interest expense and costs associated with this note totaled $4,024 for the twelve months ended December 31, 2017. The principal balance due under the Power Up Note Two was $33,000 at December 31, 2017.

NOTE 8 – CONVERTIBLE LOANS – RELATED PARTY

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

The note is convertible into common stock of the Company at $0.50 per share. The intrinsic value of the beneficial conversion feature was determined to be $125,000 at the commitment date and the discount is being amortized over the one year life of the promissory note. As of December 31, 2016, $125,000 of the discount has been amortized as interest expense. Interest amortized for the years ended December 31, 2017 and 2016 was $0 and $0, respectively. The Company repaid $125,000 under this note during the year ended December 31, 2015, and $125,000 during the year ended December 31, 2016. The outstanding balance was $0 as of December 31, 2017 and 2016.

This conversion option was accounted for as a derivative liability during the year ended December 31, 2016 resulting in a reclassification of the fair value of the derivative liability of $6,175 from equity (see Note 9).

Interest expense accrued on the convertible promissory note was $0 and $0 for the years ended December 31, 2017 and 2016, respectively. The note matured on November 7, 2015 and is currently paid in full. The note was unsecured, bearing interest at 7% per annum and was convertible into common stock at $0.50 per share. The note was paid in full on November 16, 2016 and the holder agreed to forego any accrued interest due under the terms of the note.

NOTE 9 – DERIVATIVE LIABILITY

During the year ended December 31, 2017 and 2016, the Company identified conversion features embedded within its convertible debt. The Company has determined that the conversion feature of the Notes represents an embedded derivative since the Notes are convertible into a variable number of shares upon conversion. Accordingly, the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. Therefore, the fair value of the derivative instruments have been recorded as liabilities on the balance sheet with the corresponding amount recorded as discounts to the Notes. Such discounts will be accreted from the issuance date to the maturity date of the Notes. The change in the fair value of the derivative liabilities will be recorded in other income or expenses in the statement of operations at the end of each period, with the offset to the derivative liabilities on the balance sheet. The fair values of the embedded derivative liabilities were determined using the Black-Scholes valuation model on the issuance dates with the assumptions in the table below.

The change in fair value of the Company’s derivative liabilities for the years ended December 31, 2017 and 2016 is as follows:

December 31, 2015 fair value	$-
Additions recognized as derivative loss at inception	437,086
Additions recognized as note discount at inception	286,366
Derivative liability extinguished on conversion	(163,487)
Reclass from equity to derivative liability	6,175
Fair value mark – to market adjustment	(566,140)
December 31, 2016 fair value	$-
Additions recognized as derivative loss at inception	7,436
Additions recognized as note discount at inception	57,471
Derivative liability extinguished on conversion	(45,585)
Fair value mark – to market adjustment	10,916
December 31, 2017 fair value	$30,238

The gain (loss) on the change in fair value of derivative liabilities for the year ended December 31, 2017 and 2016 totaled $(18,352) and $129,054, respectively.

The fair value at the issuance and re-measurement dates for the convertible debt treated as derivative liabilities are based upon the following estimates and assumptions made by management for the year ended December 31, 2017 and 2016:

Exercise prices	See Notes 7 and 8
Expected dividends	0%
Expected volatility	87%-400%
Expected term	See Notes 7 and 8
Discount rate	.29%-1.39%

NOTE 10 - SHAREHOLDERS’ EQUITY

PREFERRED STOCK

The authorized stock of the Company consists of 20,000,000 preferred A shares and 30,000,000 preferred B shares with a par value of $0.001.

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

As of December 31, 2017, 7,300,000 shares of the Company’s preferred stock Series A were issued and outstanding. As of December 31, 2016, zero shares of the Company’s preferred stock Series A were issued and outstanding.

As of December 31, 2017 and 2016, 27,347,563 shares of the Company’s preferred stock Series B were issued and outstanding.

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

As of December 31, 2017 and 2016, 64,407,408 and 69,318,537 shares of the Company’s common stock were issued and outstanding.

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

On September 1, 2016, Vista converted $9,954 of the February 2016 Vista Convertible Note into a total of 790,000 shares of Common Stock at a fair value of $0.01260 per share. See Note 7.

On September 12, 2016, JMJ converted $8,820 of the March 2016 JMJ Convertible Note into a total of 700,000 shares of Common Stock at a fair value of $0.01260 per share. See Note 7.

On September 21, 2016, JMJ converted $9,000 of the March 2016 JMJ Convertible Note into a total of 750,000 shares of Common Stock at a fair value of $0.01200 per share. See Note 7.

On September 28, 2016, JMJ converted $7,344 of the March 2016JMJ Convertible Note into a total of 1,200,000 shares of Common Stock at a fair value of $0.006120 per share. See Note 7.

On September 28, 2016, Vista converted $10,200 of the February 2016 Vista Convertible Note into a total of 2,000,000 shares of Common Stock at a fair value of $0.0051 per share. See Note 7.

On October 5, 2016, JMJ converted $7,800 of the March 2016 JMJ Convertible Note into a total of 1,300,000 shares of Common Stock at a fair value of $0.006000 per share. See Note 7.

On October 18, 2016, JMJ converted $9,000 of the March 2016 JMJ Convertible Note into a total of 1,500,000 shares of Common Stock at a fair value of $0.006000 per share. See Note 7.

On October 25, 2016, JMJ converted $10,152 of the March 2016 JMJ Convertible Note into a total of 1,800,000 shares of Common Stock at a fair value of $0.005640 per share. See Note 7.

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

On December 13, 2017, Power Up Lending converted $8,000 of the June 2017 Power Up Lending Note One into a total of 740,741 shares of Common Stock at a fair value of $0.0108 per share. See Note 7.

On December 20, 2017, Power Up Lending converted $13,000 of the June 2017 Power Up Lending Note One into a total of 2,166,667 shares of Common Stock at a fair value of $0.006 per share. See Note 7.

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

On September 15, 2016, the Company entered into a Cooperative Endeavor and Joint Marketing Agreement with T&L Consolidated, LLC whereby T&L Consolidated, LLC was engaged to locate and identify interested parties to the Company and assist with brokering the sale of the timer and Daylight Pump division to such third parties. Upon a sale of Daylight Pumps to a customer identified by T&L, the parties agree to the following distribution of the sales proceeds. The first $650,000 shall be paid to the Galenfeha, thereafter the next $650,000 shall be paid to T&L, and anything in excess of $1,300,000 shall be split equally between the Company and T&L. On March 9, 2017, the Company finalized the sale of the Daylight Pump division to Fleaux Services, LLC without the facilitation of T&L Consolidated, LLC, and thus terminated the Cooperative Endeavor and Joint Marketing Agreement. As of December 31, 2017 and 2016 nothing has been paid to this third party.

Galenfeha entered into an Independent Sales Contract with Electromax Power Solutions, LLC (EPS) with an initial two year term beginning October 2016 and ending October 2018. This contract shall automatically renew on the two year anniversary for an additional one year term. EPS shall facilitate sales of Galenfeha products, affiliated products, and equipment to customers. Galenfeha shall pay EPS 20% of all new initial and sustained revenue derived by EPS’s efforts, involvement, sales, and any other activities brought forth by EPS to Galenfeha. Net sales revenue shall be measured as the product sales price less cost of goods sold according to generally accepted accounting principles. As of December 31, 2017 and 2016, the Company do not anticipate using the services of Electromax Power Solutions, LLC, and nothing has been paid to this third party in the twelve months ending December 31, 2017 and 2016.

NOTE 12 – RELATED PARTY TRANSACTIONS

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

On November 16, 2016, the Company entered into an agreement with Fleaux Services, LLC for the sale of the company’s battery and stored energy division, which includes, but is not limited to, all inventory, support equipment, and office operations located at 9204 Linwood Avenue, Suite 104 and 105, Shreveport, LA 71106. Mr. Trey Moore is the President/CEO of Fleaux Services, and also is a Director of Galenfeha, Inc. The sale is for a cash consideration of $350,000 USD; plus a 3% royalty on all Galenfeha-style batteries sold over the course of the next two years from the date this purchase agreement was executed. The cash consideration was for $175,000 in inventory and $175,000 for business good-will and was provided directly by Fleaux Services in cash. The sale includes all future sales, future purchase orders resulting from previous negotiations, and all intellectual property related to Galenfeha, Inc. battery manufacturing and distribution. Fleaux Services, LLC will assume responsibility for expenses related to the Galenfeha, Inc. battery division that includes previous expenses incurred for sales meetings that secured future purchase orders. All contractual agreements between the Galenfeha Inc. battery division and outside parties, including, but not limited to, consultants, suppliers, distributors, and sales representatives, become the responsibility of Fleaux Services, LLC. This includes all suppliers’ outstanding invoices for materials not yet delivered and support equipment that will be relinquished to Fleaux Services, LLC upon the execution of this agreement. Galenfeha, Inc. will retain payments on all current outstanding purchase orders invoiced before the date of this purchase agreement. A gain on the sale of the battery and stored energy division of $15,008 was recognized as a capital transaction during 2016. During the twelve months ending December 31, 2017 the Company received royalty payment of $10,000 from Fleaux Services, LLC relating to the sale of Galenfeha-style batteries. The Company didn’t receive any royalty payments from Fleaux Services, LLC relating to the sale of Galenfeha-style batteries during the twelve months ending December 31, 2016.

On November 4, 2016, Mr. James Ketner, Galenfeha’s Chairman and CEO made a cash contribution to the Company in the amount of $100,000 in exchange for a note that has a fixed repayment of $110,000. The note is unsecured, bears no interest, and can be repaid by the Company when the funds become available. The note can be renegotiated between Galenfeha and Mr. Ketner if both parties agree to the terms. There were no principal repayments on the note for the twelve months ending December 31, 2016, and the principal balance due under the note as of December 31, 2016 was $110,000. Principal repayments made under the note for the twelve months ending December 31, 2017 totaled $84,000, and the principal balance due under the note as of December 31, 2017 was $26,000.

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

Falcon Resources, LLC & MarionAv, LLC are two companies owned by Board Members, Trey Moore, and Lucien Marioneaux, Jr. These related party entities provide flight services to employees and directors of the Company. The total amount paid for flight services to Falcon Resources, LLC was $0 and $6,600 for the years ended December 31, 2017 and 2016, respectively. The total amount paid for flight services to MarionAv, LLC was $0 and $5,050 for the years ended December 31, 2017 and 2016, respectively.

Galenfeha sells a portion of its finished goods to Fleaux Services, LLC, a company owned by Board Member, Trey Moore. During the year ended December 31, 2017 and December 31, 2016, sales to the related company totaled $0 and $94,005, respectively. As of December 31, 2017 and 2016, the Company had outstanding receivables from the related party company of $0 and $14,189, respectively. During the year ended December 31, 2016, the Company paid Fleaux Services, LLC $17,032 for inventory and shop supply purchases. .

Galenfeha purchases component parts used in the assembly of inventory items from River Cities Machine, LLC, a company owned by Board Member and former President and CEO, Lucien Marioneaux, Jr. During the year ended December 31, 2017 and 2016, purchases from the related company totaled $0 and $960, respectively.

In addition, during the twelve months ended December 31, 2017 and 2016, the Company generated revenue of $0 and $720, respectively, from Board Member and former President and CEO, Lucien Marioneaux, Jr.

Galenfeha agreed to pay Lucien Marioneaux, Jr., Board Member and former President & CEO, an auto allowance of $1,500 per month beginning May 2015, and the Company terminated this agreement effective October 1, 2016. For the twelve months ending December 31, 2017 and 2016, the Company paid a total of $0 and $13,500, respectively, to Mr. Marioneaux.

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

NOTE 14 – INCOME TAX

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the period March 14, 2013 (date of inception) through December 31, 2017 applicable under FASB ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet. The Company is in the process of filing appropriate returns for the Company.

The component of the Company’s deferred tax assets as of December 31, 2017 and 2016 are as follows:

	2017	2016
Deferred tax asset	$429,483	$666,315
Valuation allowance	$(429,483)	(666,315)
Net deferred tax asset	$-	$-

The 2017 Act reduces the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. For net operating losses (NOLs) arising after December 31, 2017, the 2017 Act limits a taxpayer’s ability to utilize NOL carryforwards to 80% of taxable income. In addition, NOLs arising after 2017 can be carried forward indefinitely, but carryback is generally prohibited. NOLs generated in tax years beginning before January 1, 2018 will not be subject to the taxable income limitation. The 2017 Act would generally eliminate the carryback of all NOLs arising in a tax year ending after 2017 and instead would permit all such NOLs to be carried forward indefinitely.

The approximate net operating loss carry forward was approximately $2,000,000 as of December 31, 2017 and will start to expire in 2033. The Company did not pay any income taxes during 2017 or 2016.

NOTE 15 – DISCONTINUED OPERATIONS – STORED ENERGY AND DAYLIGHT PUMP DIVISIONS

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

Assets and Liabilities of Discontinued Operations

The following table provides the details of the assets and liabilities of our discontinued stored energy division:

Assets sold:	November 16, 2016
Inventory assets	$180,681
Prepaid expenses	13,830
Property and equipment, net of accumulated depreciation	169,275
Total assets of discontinued operations	363,786

Consideration received:
Cash proceeds	350,000
Liabilities assumed	28,794
Total liabilities of discontinued operations	378,794

Net assets sold	363,786
Consideration received	378,794
Related party gain recognized as a capital transaction	15,008

The following table provides the details of the assets and liabilities held for sale of our discontinued Daylight Pump division:

Assets sold:	March 9, 2017
Inventory assets	$375,000
Prepaid expenses	-
Property and equipment, net of accumulated depreciation	-
Total assets of discontinued operations	375,000

Consideration received:
Cash proceeds	25,000
Liabilities assumed	402,291
Total liabilities of discontinued operations	427,291

Net assets sold	375,000
Consideration received	427,291
Related party gain recognized as a capital transaction	52,291

Income and Expenses of Discontinued Operations

The following table provides income and expenses of discontinued operations for the years ended December 31, 2017 and 2016, respectively.

	December 31, 2017	December 31, 2016
Revenue – Third Parties	$11,435	817,426
Revenue – Related Parties	-	97,208
Less: Cost of Goods Sold	6,041	672,752
Gross Profit	5,394	241,882

Other expenses
General and administrative	27,250	312,104
Payroll expenses	-	268,280
Engineering research and development	-	(24,571)
Depreciation and amortization expense	-	25,711
Interest expense	5,789	14,336
Income (loss) from discontinued operations	(27,645)	(353,978)

NOTE 16 – OPTIONS

During the year ended December 31, 2015, the Company granted an aggregate of 2,050,000 options to a military sales representative and three employees. Col. Ashton Naylor (Ret) received 100,000 options exercisable at $0.25 per share, Chris Watkins received 750,000 options exercisable at $0.25 per share, Jeff Roach received 1,000,000 options exercisable at $0.20 per share, and Brian Nallin received 200,000 options exercisable at $0.20 per share. These options expire on April 1, 2016; June 11, 2020, February 1, 2017, and December 31, 2017 respectively. The options granted to Brian Nallin vest immediately and the other options vest in equal tranches over periods ranging from 2 to 5 years. The aggregate fair value of the option grants was determined to be $430,839 using the Black-Scholes Option Pricing Model and the following assumptions: volatilities between 218% and 396%, risk free rates between .27% and 1.74%, expected terms between 1 and 5 years and zero expected dividends. The fair value of the award is being expensed over the vesting periods. $0 and $65,360 was expensed during the year ended December 31, 2017 and December 31, 2016, respectively, $94,519 was reversed from option expense due to non-vested options forfeited for the year ended December 31, 2016, and $0 remains to be expensed over the remaining vesting period.

As of December 31, 2015, there were 2,050,000 options outstanding of which 925,000 were exercisable. During 2016, 1,750,000 of these options were forfeited. As of December 31, 2016, there were 300,000 options outstanding which were exercisable. The 300,000 options expired during the first quarter of 2017. There are no remaining options at December 31, 2017. The range of exercise prices and remaining weighted average life of the options outstanding at December 31, 2015 were $0.20 to $0.25 and 2.37 years, respectively. The aggregate intrinsic value of the outstanding options at December 31, 2017 and 2016 was $0. The exercise price and remaining weighted average life of the options outstanding at December 31, 2017 and 2016 were $0 and 0 years, respectively. The aggregate intrinsic value of the outstanding options at December 31, 2017 and 2016 was $0. All options mentioned above are for employees that are no longer with the company.

NOTE 17 – SUBSEQUENT EVENTS

On January 29, 2018, the Company entered into a Definitive Agreement to acquire Fleaux Solutions, LLC, a Company with common director and shareholders for a cash purchase of $1.00.

On January 29, 2018, the CEO sold 3,000,000 shares of preferred stock Series B to an affiliate of Fleaux Solutions, LLC and to an affiliate of Fleaux Services, LLC. These shares will be moved into preferred stock Series A.

Subsequent to the year the Company issued 7,915,385 of common stock to convert $54,660 of convertible debt.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9A - CONTROLS AND PROCEDURES

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

Our management assessed the effectiveness of our internal control over financial reporting during the year ended December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. (2013) Based on our assessment, as of December 31, 2017, our management has concluded that our internal controls over financial reporting were not operating effectively. Management has identified the following material weaknesses in our internal control over financial reporting as of December 31, 2017:

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

3.

We did not maintain proper segregation of duties for the preparation of our financial statements – During the year ended December 31, 2017 the majority of the preparation of financial statements was carried out by one person. This has resulted in several deficiencies including:

a.	Significant, non-standard journal entries were prepared and approved by the same person, without being checked or approved by any other personnel.

b.	Lack of control over preparation of financial statements, and proper application of accounting policies.

4.

We lack sufficient information technology controls and procedures – As of December 31, 2017, we lacked a proper data backup procedure, and while backup did take place in actuality, we believe that it was not regulated by methodical and consistent activities and monitoring.

The foregoing material weaknesses identified in our internal control over financial reporting were identified by our external consultants responsible for the preparation of our financial reporting package. The aforementioned material weaknesses did not impact our financial reporting or result in a material misstatement of our financial statements.

As of December 31, 2017 we have not taken action to correct the material weaknesses identified in our internal control over financial reporting. Once we have sufficient personnel available our Board of Directors, in connection with the aforementioned weaknesses, will implement the following remediation measures:

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the last quarter of our fiscal year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position	Director since:
James Ketner	51	President/CEO/Chief Financial Officer/Director	January 1, 2017
Lucien Marioneaux	44	Director and Former President/CEO/Chief Financial	Inception
Trey Moore	46	Director	Inception
LaNell Armour	52	Director/Secretary/Treasurer	Inception

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

Board Meeting Attendance:

During fiscal 2017, our board of directors did not hold any meetings.

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

Summary Compensation Table

Name and Position	Year	Salary ($)	Total ($)
KTNR, Inc.	2016	8,000	8,000
LaNell Armour, Secretary/Treasurer	2016	32,500	32,500
LaNell Armour, Secretary/Treasurer	2017	5,000	5,000

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial shareholdings of our directors, officers and our directors and executive officers as a group and persons who beneficially hold five percent or more of our common stock, as of December 31, 2017, with the computation being based upon 34,647,563 shares of preferred stock outstanding and 64,407,408 shares of common stock being outstanding. Each person has sole voting and investment power with respect to the shares of common stock shown and all ownership is of record and beneficial. The address of our directors and officers is our address.

	Name and Address of	Amount and Nature of
Title of Class	Beneficial Owner	Beneficial Ownership	Percent of Class

Preferred – Series B	Lucien Marioneaux, Jr.	12,205,963	44.6%

Preferred – Series B	Trey Moore	9,800,000	35.8%

Preferred – Series B	LaNell Armour	2,341,600	8.6%

Preferred – Series B	James Ketner	3,000,000	11%

Preferred – Series A	James Ketner	6,750,000	92.5%

Officers and Directors as a Group (4 persons)		34,097,563	98.4%

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The note is convertible into common stock of the Company at $0.50 per share. The intrinsic value of the beneficial conversion feature was determined to be $125,000 at the commitment date and the discount is being amortized over the one year life of the promissory note. As of December 31, 2016, $125,000 of the discount has been amortized as interest expense. Interest amortized for the years ended December 31, 2017 and 2016 was $0 and $0, respectively. The Company repaid $125,000 under this note during the year ended December 31, 2015, and $125,000 during the year ended December 31, 2016. The outstanding balance was $0 as of December 31, 2017 and 2016.

This conversion option was accounted for as a derivative liability during the year ended December 31, 2016 resulting in a reclassification of the fair value of the derivative liability of $6,175 from equity (see Note 9).

Interest expense accrued on the convertible promissory note was $0 and $0 for the years ended December 31, 2017 and 2016, respectively. The note matured on November 7, 2015 and is currently paid in full. The note was unsecured, bearing interest at 7% per annum and was convertible into common stock at $0.50 per share. The note was paid in full on November 16, 2016 and the holder agreed to forego any accrued interest due under the terms of the note.

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

On November 16, 2016, the Company entered into an agreement with Fleaux Services, LLC for the sale of the company’s battery and stored energy division, which includes, but is not limited to, all inventory, support equipment, and office operations located at 9204 Linwood Avenue, Suite 104 and 105, Shreveport, LA 71106. Mr. Trey Moore is the President/CEO of Fleaux Services, and also is a Director of Galenfeha, Inc. The sale is for a cash consideration of $350,000 USD; plus a 3% royalty on all Galenfeha-style batteries sold over the course of the next two years from the date this purchase agreement was executed. The cash consideration was for $175,000 in inventory and $175,000 for business good-will and was provided directly by Fleaux Services in cash. The sale includes all future sales, future purchase orders resulting from previous negotiations, and all intellectual property related to Galenfeha, Inc. battery manufacturing and distribution. Fleaux Services, LLC will assume responsibility for expenses related to the Galenfeha, Inc. battery division that includes previous expenses incurred for sales meetings that secured future purchase orders. All contractual agreements between the Galenfeha Inc. battery division and outside parties, including, but not limited to, consultants, suppliers, distributors, and sales representatives, become the responsibility of Fleaux Services, LLC. This includes all suppliers’ outstanding invoices for materials not yet delivered and support equipment that will be relinquished to Fleaux Services, LLC upon the execution of this agreement. Galenfeha, Inc. will retain payments on all current outstanding purchase orders invoiced before the date of this purchase agreement. A gain on the sale of the battery and stored energy division of $15,008 was recognized as a capital transaction during 2016. During the twelve months ending December 31, 2017 the Company received royalty payment of $10,000 from Fleaux Services, LLC relating to the sale of Galenfeha-style batteries. The Company didn’t receive any royalty payments from Fleaux Services, LLC relating to the sale of Galenfeha-style batteries during the twelve months ending December 31, 2016.

On November 4, 2016, Mr. James Ketner, Galenfeha’s Chairman and CEO made a cash contribution to the Company in the amount of $100,000 in exchange for a note that has a fixed repayment of $110,000. The note is unsecured, bears no interest, and can be repaid by the Company when the funds become available. The note can be renegotiated between Galenfeha and Mr. Ketner if both parties agree to the terms. There were no principal repayments on the note for the twelve months ending December 31, 2016, and the principal balance due under the note as of December 31, 2016 was $110,000. Principal repayments made under the note for the twelve months ending December 31, 2017 totaled $84,000, and the principal balance due under the note as of December 31, 2017 was $26,000.

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

Falcon Resources, LLC & MarionAv, LLC are two companies owned by Board Members, Trey Moore, and Lucien Marioneaux, Jr. These related party entities provide flight services to employees and directors of the Company. The total amount paid for flight services to Falcon Resources, LLC was $0 and $6,600 for the years ended December 31, 2017 and 2016, respectively. The total amount paid for flight services to MarionAv, LLC was $0 and $5,050 for the years ended December 31, 2017 and 2016, respectively.

Galenfeha sells a portion of its finished goods to Fleaux Services, LLC, a company owned by Board Member, Trey Moore. During the year ended December 31, 2017 and December 31, 2016, sales to the related company totaled $0 and $94,005, respectively. As of December 31, 2017 and 2016, the Company had outstanding receivables from the related party company of $0 and $14,189, respectively. During the year ended December 31, 2016, the Company paid Fleaux Services, LLC $17,032 for inventory and shop supply purchases. .

Galenfeha purchases component parts used in the assembly of inventory items from River Cities Machine, LLC, a company owned by Board Member and former President and CEO, Lucien Marioneaux, Jr. During the year ended December 31, 2017 and 2016, purchases from the related company totaled $0 and $960, respectively.

In addition, during the twelve months ended December 31, 2017 and 2016, the Company generated revenue of $0 and $720, respectively, from Board Member and former President and CEO, Lucien Marioneaux, Jr.

Galenfeha agreed to pay Lucien Marioneaux, Jr., Board Member and former President & CEO, an auto allowance of $1,500 per month beginning May 2015, and the Company terminated this agreement effective October 1, 2016. For the twelve months ending December 31, 2017 and 2016, the Company paid a total of $0 and $13,500, respectively, to Mr. Marioneaux.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth amounts we have been billed with respect to 2017 and 2016 for certain services provided by our independent accountant.

Service	2017	2016

Audit	$44,298	$24,500
Audit-related fees	$-	-
Tax compliance, tax advice and tax planning	$-	1,968
All other services	$13,849	-

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT NO.	DOCUMENT DESCRIPTION
3.1*	Articles of Incorporation of Galenfeha, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 [Reg. No. 333-118880 filed May 23, 2013])

3.2*	Amended Bylaws of Galenfeha, Inc. (incorporated by reference to Exhibit 99.1 filed with the Commission on Form 8-K, December 21, 2016)

*Previously filed and incorporated by reference. The following documents are included herein:

Exhibit	Document Description
No.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

101.INS **	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of annual report for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of March 2018.

GALENFEHA, INC.

/s/ James Ketner
James Ketner
President/Chief Executive Officer, Principal Financial
Officer, Principal Accounting Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James Ketner		March 28, 2018
James Ketner	President, Principal Executive/Accounting/ Financial Officer, Chairman

/s/ LaNell Armour
LaNell Armour	Secretary/Treasurer/Director	March 28, 2018

/s/ Lucien Marioneaux, Jr.
Lucien Marioneaux, Jr.	Director	March 28, 2018

/s/ Trey Moore
Trey Moore	Director	March 28, 2018