Form 10-Q
period 2018-03-31
Galenfeha, Inc.
filed 2018-05-25
CIK 1574676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

As of May 24, 2018, there were 72,300,000 shares of the registrant’s common stock outstanding, each with a par value of $0.001.

TABLE OF CONTENTS
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

Galenfeha, Inc.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Page

Consolidated Balance Sheets as of March 31, 2018 (Successor) and December 31, 2017 ( Predecessor) (Unaudited)	F-2

Consolidated Statements of Operations for the period from January 29, 2018 through March 31, 2018 (Successor) and January 1, 2018 through January 28, 2018 (Predecessor) and the three month period ended March 31, 2017(Predecessor) (Unaudited)	F-3

Consolidated Statements of Cash Flows for the period from January 29, 2018 through March 31, 2018 (Successor) and January 1, 2018 through January 28, 2018 (Predecessor) and the three month periods ended March 31, 2017 (Predecessor) (Unaudited)	F-4

Notes to Consolidated Financial Statements (Unaudited)	F-5

Galenfeha, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2018 (Successor)	December 31, 2017 (Predecessor)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$356,995	$348
Marketable securities	26,160	-
Accounts receivable	759,538	537,337
Supplies	90,000	30,000
Prepaid supplies	62,769	-
Due from related parties	1,000	12,000
Total current assets	1,296,462	579,685
Property and equipment, net of accumulated depreciation	878,127	887,340
Goodwill	212,279	-

TOTAL ASSETS	$2,386,868	$1,467,025

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$379,726	$237,613
Lines of credit payable	529,841	173,561
Note payable	332,662	482,983
Short-term non-secured debt	565,600	404,509
Due to officer and related parties	88,367	36,867
Total current liabilities	1,896,196	1,335,533

Long term notes payable	428,068	471,924
Total liabilities	2,324,264	1,807,457

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock
Preferred A shares: Authorized: 20,000,000 shares, $0.001 par value, 7,300,000 issued and outstanding	7,300	-
Preferred B shares: Authorized: 30,000,000 shares, $0.001 Par value, 27,347,563 issued and outstanding	27,348	-
Common stock
Authorized: 150,000,000 common shares, $0.001 par value,
72,300,000 issued and outstanding	72,300	-
Additional paid-in capital	3,709,081	-
Member contributions (draws)	-	(70,040)
Accumulated deficit	(3,753,425)	(270,392)
Total stockholders’ equity (deficit)	62,604	(340,432)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,386,868	$1,467,025

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Galenfeha, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	January 29, 2018 - March 31, 2018 (Successor)	January 1, 2018 – January 28, 2018 (Predecessor)	Three Months Ended March 31, 2017 (Predecessor)

Revenues	$708,126	$412,416	$96,750
Less: Cost of Sales	219,423	45,626	9,187

Operating Expenses:
General and administrative	92,464	146,273	147,050
Payroll expenses	197,939	67,285	-
Professional fees	29,320	-	-
Depreciation and amortization expense	40,710	20,355	64,367
Total operating expenses	360,433	233,913	211,417

Income (Loss) from operations	128,270	132,877	(123,854)

Other (expense) income:
Miscellaneous income	36	-	32,511
Rental income- related party	6,000	3,000	-
Realized gain (loss) on sale of investments	(762)	-	-
Unrealized gain (loss) on trading securities	(3,030)	-	-
Interest expense	(63,836)	(7,725)	(3,399)
Loss on derivative instruments	(105,284)	-	-
Total other (expense)	(166,876)	(4,725)	29,112

Net income (loss)	$(38,606)	$128,152	$(94,742)

Net loss per share, basis and diluted	$(0.00)

Weighted average number of common shares
outstanding, basic and diluted	69,937,803

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Galenfeha, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	January 29, 2018 – March 31, 2018	January 1, 2018 – January 28, 2018	Three Months Ended March 31, 2017
	(Successor)	(Predecessor)	(Predecessor)

OPERATING ACTIVITIES
Net income (loss)	$(38,606)	$128,152	$(94,742)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	40,710	20,355	64,367
Loss on derivative instruments	105,284	-	-
Amortization of debt discounts on convertible notes	30,925	-	-
Realized losses on investments	762	-	-
Unrealized losses on investments	3,030	-	-
Changes in Operating Assets and Liabilities:
(Increase) Decrease in accounts receivable	57,391	(284,592)	(96,750)
(Increase) Decrease in due from related party	(1,000)	17,000	-
(Increase) in supplies	(60,000)	-
(Increase) Decrease in prepaid supplies and other assets	(62,769)	-	-
Increase (Decrease) in accounts payable and accrued liabilities	(30,225)	78,565	44,062
Net cash (used in)/provided by operating activities	45,502	(40,520)	(83,063)

INVESTING ACTIVITIES
Sales and purchases of investments, net	36,765	-	-
Repurchase and cancellation of shares	(913)	-	-
Purchase of fixed assets	-	-	(301,727)
Cash assumed in acquisition of subsidiary	171,703	-	-
Net cash (used in) provided by financing activities	207,555	-	(301,727)

FINANCING ACTIVITIES			-
Proceeds from lines of credit	108,030	627,147	78,141
Payments on lines of credit	-	(378,897)	-
Proceeds from other loans payable	300,000		100,000
Payments on other loans payable	(100,348)	(38,561)	-
Proceeds from notes payable	-	-	221,855
Payments on notes payable	(161,363)	(32,814)	(18,477)
Proceeds on liabilities due to officer and related parties	-	35,000	34,693
Payments on liabilities due to officer and related parties	(28,500)	-	(28,092)
Principal payments on convertible debenture contracts	(21,840)	-	-
Payments on margin loan	(14,203)	-	-
Member draws	-	-	(77,540)
Net cash provided by financing activities	81,776	211,875	310,580

INCREASE (DECREASE) IN CASH	334,833	171,355	(74,210)
CASH AT BEGINNING OF PERIOD	22,162	348	88,321
CASH AT END OF PERIOD	$356,995	171,703	$14,111

SUPPLEMENTAL INFORMATION
Cash paid for:
Interest expense	$69,238	7,725	$3,399
Income taxes	-	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for debt conversion	12,240	-	-
Derivative liability extinguished on conversion	55,938	-	-
Fixed assets purchased through accounts payable	-	51,853	-
Fixed assets purchased through notes payable			516,051

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Galenfeha, Inc.
Notes to Unaudited Consolidated Financial Statements
March 31, 2018

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2018, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these unaudited interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2017 audited financial statements included in its Form 10-K filed with the Securities and Exchange Commission. The results of operations for the period ended March 31, 2018 and the same period last year are not necessarily indicative of the operating results for the full years.

On January 29, 2018, the Company acquired substantially all of the operating assets of Fleaux Solutions, LLC, a Louisiana Limited Liability Company (the "Acquisition") a Company with common officers and directors. There was no common majority ownership between the Company and Fleaux Solutions, LLC. Fleaux Solutions, LLC is engaged in the business of water, utility, and sewage construction. Upon the closing of the Acquisition, the Company received substantially all of the operating assets of Fleaux Solutions, LLC, consisting of cash on hand, inventory, accounts receivable, and fixed assets. There are common directors/officers of Fleaux Solutions, LLC with Galenfeha, Inc. and no common majority control.

The purchase price of the operating assets of Fleaux Solutions, LLC was a cash payment of $1.00

The Company accounted for its acquisition of the operating assets of Fleaux Solutions, LLC using the acquisition method of accounting. Fleaux Solutions cash on hand, inventories, accounts receivable, and fixed assets acquired and liabilities assumed were recorded based upon their estimated fair values as of the closing date of the Acquisition. The excess of purchase price over the value of the net assets acquired was recorded as goodwill. (See footnote #4)

The basis of presentation is not consistent between the successor and predecessor entities and the financial statements are not presented on a comparable basis. As a result, the accompanying consolidated statements of operations, cash flows and comprehensive income (loss) are presented for two different reporting entities:

Successor — relates to the combined entities financial periods and balance sheets succeeding the Acquisition; and Predecessor — relates to the financial of Fleaux Solutions, LLC periods preceding the Acquisition (prior to January 29, 2018).

Unless otherwise indicated, the “Company” as used throughout the remainder of the notes, refers to both the Successor and Predecessor.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred reoccurring net losses and has an accumulated deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The accompanying financial statements have been presented on a comparative basis. For periods after the acquisition of Fleaux Solutions, LLC (see Note 4), the Company is referred to as the Successor and its results of operations combines the operations of Fleaux Solutions, LLC and those of Galenfeha, Inc. For periods prior to the acquisition of Fleaux Solutions, the Company is referred to as the Predecessor and its results of operations include only the Fleaux Solutions, LLC operations. A black line separates the Predecessor and Successor financial statements to highlight the lack of comparability between these two periods.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Fleaux Solutions, LLC. All significant inter-company accounts and transactions have been eliminated.

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

REVENUE RECOGNITION

Revenues are recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services, pursuant to the guidance provided by Accounting Standards Codification (“ASC”) Topic 606.

Services revenues are generated from sub-contractor services provided to contractors for infrastructure water-line repair. The Company recognizes revenue for these services at a point in time as the customer receives and consumes the benefits of the service as they are being performed and the Company has a right to payment for performance completed to date. The Company recognizes revenue upon invoicing and completion of service for the contractor and recognizes expenses as incurred.

Successor: For the period from January 29, 2018 through March 31, 2018; $642,507 and 91% of our total revenue came from one customer.

Predecessor: For the period from January 1, 2018 through January 29, 2018; $256,334 or 62% of our total revenue came from one customer and $136,937 or 33% came from one other customer.

Predecessor- For the three months ending March 31, 2017; $96,750 and 100% of our total revenue came from one customer.

The following table presents our revenues disaggregated by revenue source.

Sources of Revenue	For the Period from January 29, 2018 through March 31, 2018 (Successor)	For the Period from January 1, 2018 through January 29, 2018 (Predecessor)	Three Months Ending March 31, 2017 (Predecessor)
Pre and Post CCTV	163,699	26,816	51,978
Point Repairs	44,060	-	-
Manhole Rehabilitation	157,941	256,300	44,772
Service Lateral Reconnect	82,001	31,700	-
Cosmic Service Lateral Lining	260,425	97,600	-

Pre and Post CCTV consists of cleaning wastewater lines.

Manhole Rehabilitation consists of lining the manhole interiors, internal sealing of the joint area, and reconstructing manhole benches and channels.

Point Repairs consists of an excavator used to fid at a marked deviated in existing wastewater pipe and repairs and then made to the line.

Service Lateral Reconnect consists of an excavator used to dig where a service needs reconnecting to the main pipe and the repairs are then made to that line.

Cosmic Service Lateral Lining uses our exclusive material to robotically insert into an existing service line where UV light then cures the material creating a bonded connection between the mainline and the service line.

CASH AND CASH EQUIVALENTS

All cash, other than held in escrow, is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents. Cash at March 31, 2018 (Successor) and December 31, 2017 (Predecessor) was $356,995 and $348, respectively.

ACCOUNTS RECEIVABLE

Accounts receivable represents the uncollected portion of amounts recorded as revenues. Management performs periodic analyses to evaluate all outstanding accounts receivable to estimate an allowance for doubtful accounts that may not be collectible, based on the best facts available to management. Management considers historical collection patterns, accounts receivable aging trends and specific identification of disputed invoices in its analyses. After all reasonable attempts to collect a receivable have failed, the receivable is directly written off. As of March 31, 2018 and December 31, 2017, the balance of the allowance for doubtful accounts was $0 (Successor) and $0 (Predecessor), respectively.

As of December 31, 2017; $119,201 or 22% of our Accounts Receivable was from one customer and another $359,474 or 67% was from another single customer. As of March 31, 2018; $652,852 or 86% of our total accounts receivable was from a single customer.

GOODWILL

Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value of the identifiable net assets acquired. In accordance with ASC 142, Goodwill and Other Intangible Assets, goodwill and other intangibles with indefinite useful lives are not amortized but tested for impairment annually or more frequently when events or circumstances indicates that the carrying value of a reporting unit more likely than not exceeds its fair value. The goodwill impairment test is applied by performing a qualitative assessment before calculating the fair value of the reporting unit. If, on the basis of qualitative factors, it is considered not more likely than not that the fair value of the reporting unit is less than the carrying amount, further testing of goodwill for impairment would not be required. Otherwise, goodwill impairment is tested using a two-step approach.

The first step involves comparing the fair value of a company's reporting units to their carrying amount. If the fair value of the reporting unit is determined to be greater than its carrying amount, there is no impairment. If the reporting unit's carrying amount is determined to be greater than the fair value, the second step must be completed to measure the amount of impairment, if any. The second step involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in step one. The implied fair value of the goodwill in this step is compared to the carrying value of goodwill. If the implied fair value of the goodwill is less than the carrying value of the goodwill, an impairment loss equivalent to the difference is recorded. The Company performed a qualitative assessment and determined there was no impairment of goodwill recognized during 2018.

The Company recognizes an acquired intangible asset apart from goodwill whenever the intangible asset arises from contractual or other legal rights, or when it can be separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged, either individually or in combination with a related contract, asset or liability. Such intangibles are amortized over their useful lives. Impairment losses are recognized is the carrying amount of an intangible asset subject to amortization is not recoverable from expected future cash flows and its carrying amount exceeds its fair value.

LONG-LIVED ASSETS

The Company's long-lived assets consisted of property and equipment and customer relationships and are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, Property, Plant, and Equipment. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Through March 31, 2017, the Company had not experienced impairment losses on its long-lived assets as management determined that there were no indicators that a carrying amount of the asset may not be recoverable.

COST OF SALES

Cost of services mainly consisted of raw material costs, direct labor and certain overhead allocated costs. Costs are recognized when the related revenue is recorded.

ADVERTISING EXPENSES

Advertising, promotional and selling expenses consisted of sales salaries, tap handles, media advertising costs, sales and marketing expenses, and promotional activity expenses and are recognized when incurred in the accompanying statement of operations.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consisted of office supplies, rent and utility expenses, meals, travel and entertainment expenses, and other general and administrative overhead costs. Expenses are recognized when incurred.

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

The Company utilized level 3 inputs to estimate the fair value of its derivative instruments using the Black-Scholes Option Pricing Model. There were no outstanding assets or liabilities measured on a recurring basis at March 31, 2018 (Successor).

NOTE 4 – ACQUISITION OF FLEAUX SOLUTIONS, LLC- RELATED PARTY

On January 29, 2018, the Company acquired substantially all of the operating assets of Fleaux Solutions, LLC, a Louisiana Limited Liability Company (the "Acquisition"), a Company with common officers and directors. There was no common majority ownership between the Company and Fleaux Solutions, LLC. Fleaux Solutions, LLC is engaged in the business of water, utility, and sewage construction. Upon the closing of the Acquisition, the Company received substantially all of the operating assets of Fleaux Solutions, LLC, consisting of cash on hand, inventory, accounts receivable, and fixed assets. There are common directors/officers with Galenfeha, Inc. and no common “majority” control.

The purchase price of the operating assets of Fleaux Solutions, LLC was a cash payment of $1.00. In addition, the Company assumed $2,149,749 of scheduled liabilities.

The Company accounted for its acquisition of the operating assets of Fleaux Solutions, LLC using the acquisition method of accounting. Fleaux Solutions cash on hand, inventories, accountants receivable, and fixed assets acquired and liabilities assumed were recorded based upon their estimated fair values as of the closing date of the Acquisition. The excess of purchase price over the value of the net assets acquired was recorded as goodwill.

The following table summarizes the estimated fair values of the tangible and intangible assets acquired as of the date of acquisition:

Net Assets Acquired	January 29, 2018
Cash on hand	$171,703
Inventories	30,000
Accounts receivable	816,929
Property and equipment, net	918,838
Assumption of scheduled liabilities	(2,149,749)
(212,279)
Goodwill	$(212,279)

Goodwill is the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets. In accordance with applicable accounting standards, goodwill is not amortized but instead is tested for impairment at least annually or more frequently if certain indicators are present. The Company performed a qualitative assessment and determined there was no impairment of goodwill.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, ranging from one to forty years. A summary is as follows:

		March 31, 2018 (Successor)		December 31, 2017 (Predecessor)
Manufacturing assets	$	$ 337,668	$	$ 285,815
Vehicles and trailers		271,686		271,686
Computer software		3,885		3,885
Capitalized leased equipment		598,119		598,119
		1,211,358		1,159,505

Less accumulated depreciation		(333,231)		(272,165)

Property and equipment, net	$	$ 878,127	$	$ 887,340

Depreciation expense related to property and equipment was $40,710, $20,355 and $64,347 for the period January 29, 2018 through March 31, 2018 (Successor), January 1, 2018 through January 28, 2018 (Predecessor), and the three months ended March 31, 2017 (Predecessor), respectively.

NOTE 6 – INVESTMENTS

Marketable securities are accounted for on a specific identification basis. As of March 31, 2018, we held available for sale marketable securities with an aggregate fair value of $26,160. As of March 31, 2018, all of our marketable securities were invested in publicly traded equity holdings. Marketable securities were classified as current based on the percentage of the equity controlled by the Company as well as our intended use of the assets. The Company recognized unrealized losses of $3,030 for the period from January 29, 2018 through March 31, 2018 (Successor). The Company recognized realized loss of $762 for the period from January 29, 2018 through March 31, 2018.

The Company's assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at March 31, 2018, was as follows:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2018
Assets
Marketable securities	$26,160	-	-	$26,160

Margin loans- (Predecessor)

During the twelve months ended December 31, 2017, the Company raised a total of $49,805 from margin loan associate with its brokerage account and repaid $49,805 during the same period. As of December 31, 2017, the company has a $0 balance in this margin loan account.

Margin loans- (Successor)

From January 29, 2018 through March 31, 2018, the Company raised a total of $18,455 from margin loan associate with its brokerage account and repaid $14,203 during the same period. As of March 31, 2018, the company has a $4,252 balance in this margin loan account.

NOTE 7 – NOTES PAYABLE AND CAPITAL LEASES

The Company secured a line of credit with Gibsland Bank & Trust on March 22, 2017. The line of credit was secured with fixed assets financed. This line of credit was paid in full as of January 29, 2018.

The Company secured a line of credit (LOC #0221) of $500,000 on January 29, 2018 which is payable on demand. The line of credit is secured by all present and future inventory, all present and future accounts receivable, other receivables, contract rights, instruments, documents, notes, and all other similar obligation and indebtedness that may now and in the future be owed to the Company, and all general intangibles. The loan is also secured by a personal guarantee executed by the members of Fleaux Solutions, LLC including Michael Trey Moore, Christopher Ryan Marlowe, Ray S. Moore, Jr., and Frank Neal Richard. The Company withdrew $168,521 in funds from the line of credit on January 29, 2018 and paid loan origination and documentation of fees of $2,540 to bring the total outstanding line of credit balance to $171,061 on January 29, 2018. On January 31, 2018, the Company withdrew an additional $250,000 in funds from the line of credit and made payments of $100,000 on the line of credit bringing the balance due under the line of credit to $321,061. On March 22, 2018, the Company withdrew an additional $60,000 in funds from the line of credit bringing the balancer due under the line of credit to $381,061 as of March 31, 2018 (Successor).

The Company secured a second line of credit (LOC #0248) of $150,000 on January 29, 2018 which is payable and due on February 1, 2019. The line of credit is secured by all present and future inventory, all present and future accounts receivable, other receivables, contract rights, instruments, documents, notes, and all other similar obligation and indebtedness that may now and in the future be owed to the Company, and all general intangibles. The interest rate under this loan is the “Prime Rate” designated in the “Money Rates” section of the Wall Street Journal (the “Index”). The index currently is 4.500% per annum. Interest on the unpaid principal balance of this line will be calculated using a rate of 1.000 percentage points over the Index, resulting in an initial rate of 5.500% per annum. The Company withdrew $100,000 in funds from the line of credit on January 29, 2018 and paid loan origination and documentation of fees of $750 to bring the total outstanding line of credit balance to $100,750 on January 29, 2018. The Company withdrew an additional $33,031 and $15,000 from the line of credit on February 22, 2018 and March 2, 2018, respectively, bringing the total balance due under the line of credit to $148,781 as of March 31, 2018 (Successor).

Additionally, both lines of credit are secured by deposit accounts held at the Grantor’s institution which had cash balances of $348,726 and $0 as of March 31, 2018 (Successor) and December 31, 2017 (Predecessor) , respectively.

Notes Payable (Predecessor)

The Company assumed the debt of a loan payable executed between Fleaux Solutions, LLC and Gerald W. Norder on May 2, 2017. The proceeds received under the loan totaled $197,500. The loan is unsecured and doesn’t carry an interest rate but does charge the Company an initial loan fee of $17,500, bringing the initial balance due under the loan to equal $215,000. The Company made principal repayments of $86,454 to this loan during the three months ending March 31, 2018, bringing the total balance due of the loan to $128,546 and $215,000 as of March 31, 2018 and December 31, 2017, respectively.

The Company assumed the debt of a Payment Rights Purchase and Sale Agreement executed between Fleaux Solutions, LLC & Everest Business Funding on October 12, 2017. The proceeds received under the loan totaled $200,000. This loan doesn’t carry an interest rate but does charge the Company an initial loan fee of $46,000. The loan is secured by credit card sales. Payments are drafted each business banking day from the Company’s bank account in the amount of $807 until the entire principal balance of $246,000 is paid in full. The outstanding balance on this note was $137,054 and $189,509 as of March 31, 2018 and December 31, 2017, respectively.

The Company assumed the debt of a Cosmic Equipment loan in the amount of $142,598 between Fleaux Solutions, LLC and Business First Bank. The loan has an interest rate of 5.500% payable in thirty six payments of $4,311 with the first payment due on January 20, 2018 and the final payment due December 20, 2020. This loan is secured with the 2016 Chevrolet DRW Express asset owned by the Company. The loan is also secured by a personal guarantee executed by the members of Fleaux Solutions, LLC including Michael Trey Moore, Christopher Ryan Marlowe, and Ray S. Moore, Jr. The outstanding balance on this loan was $131,568 and $142,598 as of March 31, 2018 and December 31, 2017.

The Company assumed the debt of a loan in the amount of $65,000 between Fleaux Solutions, LLC and KDC Pipeline. The loan is unsecured, non-interest bearing, and payable on demand. The outstanding balance on this loan was $65,000 as of March 31, 2018 and December 31, 2017.

The Company assumed the debt of two secured automobile loans of $53,311.01 a piece relating to the purchase of two Chevrolet Trucks executed between Fleaux Solutions, LLC & General Motors Financial on March 29, 2017. Both notes carry an interest rate of 7.75%, payable in payments of $928 for 72 months. The outstanding balance on each note was $46,050 and $47,918 as of March 31, 2018 and December 31, 2017, respectively.

The Company assumed the debt of a secured automobile loan in the amount of $53,075 between Fleaux Solutions, LLC & TD Auto Finance executed on September 28, 2017. The note has an interest rate of 5.69%, payable in payments of $1,021 for 60 months. The outstanding balance on this note was $48,520 and $50,864 as of March 31, 2018 and December 31, 2017, respectively.

The Company assumed the debt of a secured JET trailer loan in the amount of $43,618 between Fleaux Solutions, LLC & Western Equipment Finance executed on May 4, 2017. The note has an interest rate of 0.00%, payable in payments of $1,105 for 36 months, with $3,838 payable in advance. The outstanding balance on this note was $28,730 and $32,045 as of March 31, 2018 and December 31, 2017, respectively.

The Company assumed the debt of a secured excavator equipment loan in the amount of $66,788 between Fleaux Solutions, LLC & Takeuchi Financial Services executed on August 23, 2017. The note has an interest rate of 0.00%, payable in payments of $1,113 for 60 months. The outstanding balance on this note was $60,110 and $63,449 as of March 31, 2018 and December 31, 2017, respectively.

Obligations under Capital Leases (Predecessor)

In October of 2016, the Predecessor entered into a lease agreement for the purchase of a 1997 Ford Van, used in the day to day operation of Fleaux Solutions, LLC. The lease is for 48 months and requires monthly payments of $1,063, plus sales tax. The Predecessor paid an advance payment on the equipment lease of $15,250. The lease is secured by the underlying leased asset. This arrangement was accounted for as a capital lease and capitalized the asset at $63,487. As of March 31, 2018 and December 31, 2017, the outstanding balance under this capital lease was $48,621 and $50,523, respectively.

In October of 2016, the Predecessor entered into a lease agreement for the purchase of a 1998 Ford Van, used in the day to day operation of Fleaux Solutions, LLC. The lease is for 48 months and requires monthly payments of $2,118, plus sales tax. The Predecessor paid an advance payment on the equipment lease of $15,250. The lease is secured by the underlying leased asset. This arrangement was accounted for as a capital lease and capitalized the asset at $124,702. As of March 31, 2018 and December 31, 2017, the outstanding balance under this capital lease was $96,981 and $106,376, respectively.

In February of 2017, the Predecessor entered into a lease agreement for the purchase of a 2001 Sterling Tractor Truck, used in the day to day operation of Fleaux Solutions, LLC. The lease is for 36 months and requires monthly payments of $888, plus sales tax. The Predecessor paid an advance payment on the equipment lease of $250. The lease is secured by the underlying leased asset. This arrangement was accounted for as a capital lease and capitalized the asset at $35,134. As of March 31, 2018 and December 31, 2017, the outstanding balance under this capital lease was $25,506 and $28,758, respectively.

In February of 2017, the Predecessor entered into a lease agreement for the purchase of a 2014 Chevy Truck, used in the day to day operation of Fleaux Solutions, LLC. The lease is for 24 months and requires monthly payments of $986, plus sales tax. The Predecessor paid an advance payment on the equipment lease of $250. The lease is secured by the underlying leased asset. This arrangement was accounted for as a capital lease and capitalized the asset at $28,258. As of March 31, 2018 and December 31, 2017, the outstanding balance under this capital lease was $16,881 and $21,571, respectively.

In March of 2017, the Predecessor entered into a lease agreement for the purchase of a 1997 Ford E350, used in the day to day operation of Fleaux Solutions, LLC. The lease is for 12 months and requires monthly payments of $17,770, plus sales tax. The Predecessor paid an advance payment on the equipment lease of $250. The lease is secured by the underlying leased asset. This arrangement was accounted for as a capital lease and capitalized the asset at $240,433. As of March 31, 2018 and December 31, 2017, the outstanding balance under this capital lease was $66,852 and $205,977, respectively.

In March of 2017, the Predecessor entered into a lease agreement for the purchase of a Dozer, Excavator, Tractor, and Backhoe, used in the day to day operation of Fleaux Solutions, LLC. The lease is for 36 months and requires monthly payments of 2,645, plus sales tax. The Predecessor paid an advance payment on the equipment lease of $3,190. The lease is secured by the underlying leased asset.

This arrangement was accounted for as a capital lease and capitalized the asset at $106,105. The equipment purchased under this capital lease was acquired from Osprey Oil & Gas, a related party Company with common ownership between the owners of Fleaux Solutions, LLC. As of March 31, 2018 and December 31, 2017, the outstanding balance under this capital lease was $79,860 and $91,909, respectively.

The current maturities and five year debt schedule for the notes is as follows:

2018	$1,466,331
2019	184,525
2020	203,792
2021	44,028
2022 and thereafter	45,863
Total current notes payable	$1,944,539

NOTE 8 – CONVERTIBLE LOANS

As of February 8, 2018, the Company had terminated and extinguished all of the convertible notes the Company entered into during the second and third quarters of 2017 prior to the acquisition of Fleaux Solutions, LLC. (see Note #10)

Prior to the Acquisition date of January 29, 2018, Galenfeha had the below unsecured convertible notes.

June 2017 Note

Effective June 8, 2017 the Company entered into a Convertible Promissory Note (“Power Up Note One”) with Power Up Lending Group, Ltd. pursuant to which the Company issued Power Up Lending Group, Ltd. a convertible note in the amount of $43,000. The maturity date is March 20, 2018.

On June 8, 2017 the Company received consideration of $40,000. In addition, the Company paid legal fees of $3,000 associated with the entering into this agreement and thus recognized a liability of $43,000 associated with the Power Up Note One. The Company recognized a discount of $3,000 on fees paid upon entering into this agreement. There were no additional borrowings under the Power Up Note One during the twelve months ended December 31, 2017 or three months ending March 31, 2018. The Power Up Note carries an interest rate of 12% per annum from the Issue Date until the principal amount becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. Any amount of principal or interest on the Power Up Note which is not paid when due shall bear interest at the rate of 22% per annum from the due date thereof until the same is paid. Interest shall commence accruing on the date that the Note is fully paid and shall be computed on the basis of a 365-day year and the actual number of days elapsed. Since no payments were made on this note on or before 180 days from the effective date of the note, accrued interest due was recorded in the amount of $4,029 on December 10, 2017. Interest paid under the Power Up Note One totaled $0 at December 31, 2017. The note was declared in default on November 20, 2017 with a default penalty of $21,500 added onto the principal. The default penalty has been accounted for as interest expense as of December 31, 2017.

The Power Up Note provides Power Up Lending Group, Ltd. the right, to convert the outstanding balance (including accrued and unpaid interest) into shares of the Company’s common stock at 60% of the lowest trade price in the 15 trading days previous to the conversion, additional discounts may apply in the case that conversion shares are not deliverable or if the shares are ineligible. Power Up Lending Group, Ltd. shall have the right to convert at any time during the period beginning on the date which is one hundred eighty days following the date of this Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount, each in respect of the remaining outstanding principal amount of this Note. As a result of the derivatives calculation (see Note 9) an additional discount of $53,471 was recorded. On December 13, 2017, Power Up Lending converted $8,000 of the Power Up Note One into a total of 740,741 shares of Common Stock at a fair value of $0.0108 per share. On December 20, 2017, Power Up Lending converted $13,000 of the Power Lending Note One into a total of 2,166,667 shares of Common Stock at a fair value of $0.006 per share. On January 16, 2018, Power Up Lending converted $15,000 of the Power Up Note One into a total of 2,500,000 shares of Common Stock at a fair value of $0.006 per share. On January 29, 2018, Power Up Lending converted $15,000 of the Power Lending Note One into a total of 1,923,077 shares of Common Stock at a fair value of $0.0078 per share. On January 31, 2018, Power Up Lending converted $12,240 of the Power Up Note One into a total of 1,569,231 shares of Common Stock at a fair value of $0.0078 per share. On February 5, 2018, Power Up Lending converted $2,580 of the Power Lending Note One into a total of 492,308 shares of Common Stock at a fair value of $0.0078 per share.

Amortization of the debt discount totaled $47,351 for the three months ended March 31, 2018 and $17,149 for the twelve months ended December 31, 2017. The principal balance due under the Power Up Lending Note One was $0 and $43,500 at March 31, 2018 and December 31, 2017, respectively.

July 2017 Note

Effective July 5, 2017 the Company entered into a Convertible Promissory Note (“Power Up Note Two”) with Power Up Lending Group, Ltd. pursuant to which the Company issued Power Up Lending Group, Ltd. a convertible note in the amount of $33,000. The maturity date is March 20, 2018.

On July 5, 2017 the Company received consideration of $30,000. In addition, the Company paid legal fees of $3,000 associated with the entering into this agreement and thus recognized a liability of $33,000 associated with the Power Up Note Two. The Company recognized a discount of $3,000 on fees paid upon entering into this agreement. There were no additional borrowings under the Power Up Note Two during the twelve months ended December 31, 2017 or three months ended March 31, 2018. The Power Up Note Two carries an interest rate of 12% per annum from the Issue Date until the principal amount becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. Any amount of principal or interest on the Power Up Note which is not paid when due shall bear interest at the rate of 22% per annum from the due date thereof until the same is paid. Interest shall commence accruing on the date that the Note is fully paid and shall be computed on the basis of a 365-day year and the actual number of days elapsed. The Company recognized accrued interest due under the Power Up Note Two totaling $2,800.

The Power Up Note Two provides Power Up Lending Group, Ltd. the right, to convert the outstanding balance (including accrued and unpaid interest) into shares of the Company’s common stock at 60% of the lowest trade price in the 15 trading days previous to the conversion, additional discounts may apply in the case that conversion shares are not deliverable or if the shares are ineligible. Power Up Lending Group, Ltd. shall have the right to convert at any time during the period beginning on the date which is one hundred eighty days following the date of this Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount, each in respect of the remaining outstanding principal amount of this Note. As a result of the derivatives calculation (see Note 8) an additional discount of $27,200 was recorded. On February 5, 2018, Power Up Lending converted $11,160 of the Power Lending Note One into a total of 1,430,769 shares of Common Stock at a fair value of $0.0078 per share. On February 8, 2018, the Company paid Power Up Lending $40,000 which extinguished any remaining balance due under the July 2017 note.

Amortization of the interest expense and costs associated with this note totaled $28,976 for the three months ended March 31, 2018 and $4,024 for the twelve months ended December 31, 2017. The principal balance due under the Power Up Note Two was $0 and $33,000 at March 31, 2018 (Successor) and December 31, 2017, respectively.

NOTE 9 – DERIVATIVE LIABILITY

During the period from January 29, 2018 through March 31, 2018 (Successor) , the Company identified conversion features embedded within its convertible debt. The Company has determined that the conversion feature of the Notes represents an embedded derivative since the Notes are convertible into a variable number of shares upon conversion. Accordingly, the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. Therefore, the fair value of the derivative instruments have been recorded as liabilities on the balance sheet with the corresponding amount recorded as discounts to the Notes. Such discounts will be accreted from the issuance date to the maturity date of the Notes. The change in the fair value of the derivative liabilities will be recorded in other income or expenses in the statement of operations at the end of each period, with the offset to the derivative liabilities on the balance sheet. The fair values of the embedded derivative liabilities were determined using the Black-Scholes valuation model on the issuance dates with the assumptions in the table below.

The change in fair value of the Company’s derivative liabilities for the period from January 29, 2018 through March 31, 2018 is as follows:

January 29, 2018	$49,346
Derivative liability extinguished on conversion	(55,938)
Loss on change in fair value of derivative	105,284
March 31, 2018 (Successor)	$-

The gain (loss) on the change in fair value of derivative liabilities for the period from January 29, 2019 through March 31, 2018 and totaled $(105,284).

The fair value at the issuance and re-measurement dates for the convertible debt treated as derivative liabilities are based upon the following estimates and assumptions made by management for the three months ended March 31, 2018 and the year ended December 31, 2017:

Exercise prices	See Note 8
Expected dividends	0%
Expected volatility	87%-463%
Expected term	See Note 8
Discount rate	.29%-1.51%

NOTE 10 - SHAREHOLDERS’ EQUITY

PREFERRED STOCK

The authorized stock of the Company consists of 20,000,000 preferred A shares and 30,000,000 preferred B Shares with a par value of $0.001.

As of March 31, 2018 and December 31, 2017; 7,300,000 shares of the Company’s preferred stock Series A was issued and outstanding.

As of March 31, 2018 and December 31, 2017; 27,347,563 shares of the Company’s preferred stock Series B was issued and outstanding.

COMMON STOCK

The authorized stock of the Company consists of 150,000,000 common shares with a par value of $0.001. As of March 31, 2018 72,300,000 shares of the Company’s common stock were issued and outstanding

Prior to the Acquisition date of January 29, 2018, Galenfeha had issued the below shares during the period January 1, 2018 through January 29, 2018.

On January 16, 2018, Power Up Lending converted $15,000 of the June 2017 Power Up Lending Note One into a total of 2,500,000 shares of Common Stock at a fair value of $0.006 per share. See Note 8.

On January 29, 2018, Power Up Lending converted $15,000 of the June 2017 Power Up Lending Note One into a total of 1,923,077 shares of Common Stock at a fair value of $0.0078 per share. See Note 8.

The Company (Successor) issued the below shares during the period from January 29, 2018 through March 31, 2018.

On January 31, 2018, Power Up Lending converted $12,240 of the June 2017 Power Up Lending Note One into a total of 1,569,231 shares of Common Stock at a fair value of $0.0078 per share. See Note 8.

On February 5, 2018, Power Up Lending converted $2,580 of the June 2017 Power Up Lending Note One into a total of 492,308 shares of Common Stock at a fair value of $0.0078 per share. See Note 8.

On February 5, 2018, Power Up Lending converted $11,160 of the July 2017 Power Up Lending Note One into a total of 1,430,769 shares of Common Stock at a fair value of $0.0078 per share See Note 8.

On February 15, 2018, the Company bought back 22,793 shares of common stock through a brokerage account for a total price of $913. These shares have been cancelled and are available to be issued.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company assumed two lease agreements with respect to the acquisition of Fleaux Solutions, LLC for office/warehouse facilities and yard storage in Louisiana. The office/warehouse lease is for 36 months beginning August 1, 2017. The rent due under the office/warehouse facility lease is as follows:

August 2017 – January 2018 (Months One Through Six)	$5,000 per month
February 2018 – July 2018 (Months Seven Through Twelve)	$6,000 per month
August 2018 – January 2019 (Months Thirteen Through Eighteen)	$7,000 per month
February 2019 – July 2020 (Months Nineteen Through Thirty-Six)	$8,000 per month

The yard storage lease is $1,000 per month or $12,000 per year beginning on March 1, 2017. The terms of the yard storage lease are month to month.

The Company leases space in Fort Worth, Texas for corporate facilities for $99 monthly or $1,188 per year. The terms of this lease are month to month.

Year Ended	Amount
2018	$76,000
2019	95,000
2020	56,000
2021	-
2022	-
$227,000

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 12 – RELATED PARTY TRANSACTIONS

On November 4, 2016, Mr. James Ketner, Galenfeha’s Chairman and CEO made a cash contribution to the Company in the amount of $100,000 in exchange for a note that has a fixed repayment of $110,000. The note bears no interest, and can be repaid by the Company when the funds become available. The note can be renegotiated between Galenfeha and Mr. Ketner if both parties agree to the terms. Principal repayments made under the note for the twelve months ending December 31, 2017 totaled $84,000, and the principal balance due under the note as of December 31, 2017 (Predecessor) was $26,000. On January 29, 2018, Mr. Ketner advanced the Company an additional $20,000 under the terms of this note for a fixed repayment of $21,000, bringing the total balance due under the terms of this note to $47,000 as of January 29, 2018. Principal repayments made under the note for the three months ending March 31, 2018 totaled $17,000, and the principal balance due under the note as of March 31, 2018 (Successor) was $30,000.

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

During the twelve months ending December 31, 2017 the Company received royalty payment of $10,000 from Fleaux Services, LLC relating to the sale of Galenfeha-style batteries. The Company didn’t receive any royalty payments from Fleaux Services, LLC relating to the sale of Galenfeha-style batteries during the three months ending March 31, 2018. Mr. Trey Moore is the President/CEO of Fleaux Services, and also is a Director of Galenfeha, Inc.

On August 4, 2017, David Leimbrook, the Chief Financial Officer of Fleaux Services, LLC, had 550,000 shares of common stock originally purchased in the open market transferred from common stock to preferred stock Series A.

On January 29, 2018, the CEO in a private transaction, sold 1,000,000 shares of preferred stock Series B to David Leimbrook, the Chief Financial Officer of Fleaux Services, LLC and an additional 2,000,000 shares of preferred stock Series B to Christopher Ryan Marlowe, the Chief Operating Officer of Fleaux Services, LLC and an affiliate of Fleaux Solutions, LLC. The private shares were sold for cash consideration of $30,000.

On January 29, 2018, the Company entered into a Definitive Agreement to acquire Fleaux Solutions, LLC, a Company with common director and shareholders for a cash purchase of $1.00. Fleaux Solutions at the time of acquisition was owned by Director Trey Moore, President/CEO of Fleaux Services, LLC, Christopher Ryan Marlowe, Chief Operating Officer of Fleaux Services, LLC, and Ray Moore Jr., brother of Trey Moore. (See footnote #4)

The Company assumed a lease agreement executed on July 1, 2017 between Fleaux Solutions, LLC and Fleaux Services, LLC. The lease agreement provides for Fleaux Services, LLC to pay Fleaux Solutions, LLC rent income of $2,000 per month commencing on July 1, 2017 and ending on June 30, 2018 for use of equipment and supplies owned by Fleaux Solutions, LLC. Fleaux Services, LLC paid the Company rental income of $20,000 on January 2, 2018 relating to $12,000 of rent owed from 2017 and $8,000 as a prepayment towards rental income due for the three months ending March 31, 2018. The remaining $1,000 due under the lease agreement for the three months ended March 31, 2018 is shown as a receivable, “Due from Related Parties.” Mr. Trey Moore is the President/CEO of Fleaux Services, and also is a Director of Galenfeha, Inc.

From time to time, Ray Moore Jr. and Christopher Ryan Marlowe, management and members of Fleaux Solutions, LLC will loan Fleaux Solutions, LLC money and/or pay for expenses with respect to Fleaux Solutions, LLC out of their personal funds and the Company will reimburse them for such. These loans don’t carry an interest rate and are payable on demand. The total outstanding amount due to Ray Moore Jr. and Christopher Ryan Marlowe was $58,367 as of March 31, 2018.

NOTE 13 – UNCERTAIN TAX POSITIONS

Prior to the Acquisition date of January 29, 2018, Galenfeha had the following uncertain tax positions:

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

NOTE 14 – SUBSEQUENT EVENTS

On May 1st, 2018, the Company signed a letter of intent to acquire all of the membership interest in Fleaux Services of Louisiana, LLC, a leading oil and gas measurement company, for $18,000,000 USD. The acquisition is contingent on Galenfeha’s ability to raise the funds, and the Company has engaged Wall Street firm Paulson Investment Company, LLC as the lead placement agent for financing the transaction. Fleaux Services was created from, and is based on, a simple concept—Service for the Customer, and the Employees are Assets. Fleaux Services has built a sales and support team with an industry reputation of making sure that the customer is taken care of with quality parts and service. Fleaux Services is a company committed to Oil and Gas industry innovative solutions with a creative vision of complete system automation through hardware and software products..

On May 3, 2018, the Company’s President and CEO, Mr. James Ketner, resigned his position as President and CEO.

On May 3, 2018, Mr. Trey Moore assumed the position of President/CEO of Galenfeha, Inc.

On May 3, 2018, the Company decided to eliminate the preferred stock structure in order to make the Company’s capital structure less complicated for potential investors funding the Fleaux Services transaction. All preferred shares will move 1:1 into the common. At the time of this report, none of these shares have been moved to the common.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this report and those in our Form 10-K filed with the Securities and Exchange Commission on March 26, 2018. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to, those described under “Risk Factors” included in Part II, Item IA of this report.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these unaudited interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2017 audited financial statements included in its Form 10-K filed with the Securities and Exchange Commission. The results of operations for the period ended March 31, 2018 and the same period last year are not necessarily indicative of the operating results for the full years.

Background Overview

Galenfeha was incorporated on March 14, 2013 in the state of Nevada. Our corporate office is located at 420 Throckmorton Street, Suite 200, Ft. Worth Texas 76102, and our telephone number is 1-817-945-6448. Our website is www.galenfeha.com.

The company generates revenue by receiving royalties from products we developed, providing engineering, regulatory, and business consulting services across numerous disciplines, such as energy, aerospace, automotive, and medical, and by making investments in companies that our management team feels to be undervalued. With the recent acquisition of Fleaux Solutions, LLC, the company also generates revenues and earnings through government contracts.

A condensed version of our 2018 Statement of Work is as follows:

1.	Acquire Private Companies with Positive Cash Flow
2.	Explore investments both private and public (Ongoing)
3.	Develop new technologies (Ongoing)
4.	Formulate applications for new technologies
5.	Commercialize new technology and products

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

On May 1st, 2018, the Company signed a letter of intent to acquire all of the membership interest in Fleaux Services of Louisiana, LLC, a leading oil and gas measurement company, for $18,000,000. The acquisition is contingent on Galenfeha’s ability to raise the funds, and the Company has engaged Wall Street firm Paulson Investment Company, LLC as the lead placement agent for financing the transaction.

On May 3, 2018, the Company’s President and CEO, Mr. James Ketner, resigned his position as President and CEO.

On May 3, 2018, Mr. Trey Moore assumed the position of President/CEO of Galenfeha, Inc.

On May 3, 2018, the Company decided to eliminate the preferred stock structure in order to make the Company’s capital structure less complicated for potential investors funding the Fleaux Services transaction. All preferred shares will move 1:1 into the common. At the time of this report, none of these shares have been moved into the common.

Liquidity

Assets

At March 31, 2018 (Successor), we had total assets of $2,386,868, of which $356,995 was in cash.

Results of Operations for the Three Months ending March 31, 2018

The following discussion represents a comparison of our results of operations for the three months ended March 31, 2018 and 2017. For periods after the acquisition of Fleaux Solutions, LLC (since January 29, 2018), the Company is referred to as the “Successor” and our results of operations combines the operations of Galenfeha, Inc. and Fleaux Solutions, LLC. For periods prior to the acquisition of Fleaux Solutions, LLC, the Company is referred to as the “Predecessor” and out results of operations include that of Fleaux Solutions, LLC.

To provide a meaningful presentation and comparison of our results of operations, our discussion combines the period of January 1, 2018 through January 28, 2018 (Predecessor) with the period of January 29, 2018 through March 31, 2018 (Successor). In the accompanying unaudited interim consolidated financial statements, a black line separates the Predecessor and Successor financial statements to highlight the lack of comparability between these two periods.

The results of operations for the interim periods shown in the accompanying unaudited interim consolidated financial statements, including the periods shown as Predecessor and Successor, are not necessarily indicative of operating results for the entire period.

Revenues

Revenues for the three months ended March 31, 2018 and 2017 were $1,120,542 (Successor), and $96,750 (Predecessor), respectively. The Company’s increase in revenue year over year is due to the most recent acquisition of Fleaux Solutions, LLC. First quarter revenues were above expectations as we do not begin billing against our 2018 contracts until mid-second quarter, and we secured additional work outside our previous agreements.

Cost of Revenues

Cost of Revenues for the three months ended March 31, 2018 and 2017 were $265,049 and $9,187, respectively. Costs were cost of materials and manufacturing supplies with the increase attributable to the increase in revenues. As a percentage of sales, cost of goods sold increased by 14%. This increase is due to the start-up of Fleaux Solutions, LLC.

Operating Expenses

Total operating expenses for the three months ended March 31, 2018 and 2017 were $594,346 and $211,417, respectively.

Net Operating Income (Loss) and Net Loss

Net operating income (loss) for the three months ended March 31, 2018 and 2017 was $261,147 and $(123,854) respectively. The Company realized a loss during the three months ended March 31, 2017 due to the start-up of Fleaux Solutions, LLC

Net income (loss) for the three months ended March 31, 2018 and 2017 was $89,546 and $(94,742) respectively.

Equity Distribution

Since our incorporation, we have raised capital through private sales of our common equity. As of March 31, 2018 we have issued 72,300,000 shares of our common stock to various shareholders.

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

Galenfeha, Inc.

Date: May 24, 2018	By:	/s/ Trey Moore
	Name:	Trey Moore
President and Chief Executive Officer
(Principal Financial Officer, Principal
Accounting Officer)