Form 10-Q/A
period 2018-06-30
Galenfeha, Inc.
filed 2018-08-21
CIK 1574676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, filed with the Securities and Exchange Commission on August 20, 2018 (the “Form 10-Q”), is solely to correct that the ‘Yes’ box response was checked indicating the company was a shell company, when the original document submitted to the Edgar filer was checked ‘No’ to this response. Galenfeha is not a shell company, nor has the company ever been considered a shell company since its formation as defined in Rule 12b-2. Upon further research, the document that was submitted to the Edgar Filer had the ‘No’ box response checked correctly, and that was unexplainably changed to ‘Yes’ in the submittal process to the SEC.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the 10-Q. This Amendment does not reflect events occurring after the filing of the 10-Q or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the 10-Q and the Company’s other filings with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Galenfeha, Inc.

Date: August 21, 2018	By:	/s/ Trey Moore
	Name:	Trey Moore
President and Chief Executive Officer
(Principal Financial Officer, Principal
Accounting Officer)