Form 10-Q
period 2018-09-30
Galenfeha, Inc.
filed 2018-11-14
CIK 1574676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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
Yes [   ]   No [X]

As of November 14, 2018, there were 72,300,000 shares of the registrant’s common stock outstanding, each with a par value of $0.001.

TABLE OF CONTENTS
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

Galenfeha, Inc.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Galenfeha, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2018	December 31, 2017
	(Successor)	(Predecessor)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$17,799	$348
Accounts receivable	1,333,683	537,337
Due from related parties	19,000	12,000
Inventory asset	172,517	30,000
Marketable securities	134,615	-
Total current assets	1,677,614	579,685

Property and equipment, net of accumulated depreciation	841,571	887,340
Goodwill	212,279	-

TOTAL ASSETS	$2,731,464	$1,467,025

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$438,752	$237,613
Lines of credit payable	619,841	173,561
Note payable	375,759	482,983
Convertible notes payable	180,995	-
Short-term non-secured debt	334,467	404,509
Due to officer and related parties	208,367	36,867
Total current liabilities	2,158,181	1,335,533

Long term notes payable	338,953	471,924
Total liabilities	2,497,134	1,807,457

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock
Preferred A shares: Authorized: 20,000,000 shares, $0.001 par value, 7,300,000 issued and outstanding	7,300	-
Preferred B shares: Authorized: 30,000,000 shares, $0.001 Par value, 27,347,563 issued and outstanding	27,348	-
Common stock
Authorized: 150,000,000 common shares, $0.001 par value, 72,300,000 issued and outstanding	72,300	-
Additional paid-in capital	3,709,081	-
Member contributions (draws)	-	(70,040)
Accumulated deficit	(3,581,699)	(270,392)
Total stockholders’ equity (deficit)	234,330	(340,432)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,731,464	$1,467,025

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Galenfeha, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Month Periods		Nine Month Periods

	Three Months Ended	Three Months Ended	January 29, 2018-	January 1, 2018-	Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	January 28,2018	September 30, 2017
	(Successor)	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)

Revenues	$1,109,667	$582,560	$2,439,608	$412,416	$1,260,277
Less: Cost of Sales	202,169	148,698	725,670	45,626	261,259

Operating Expenses:
General and administrative	171,103	162,417	438,313	146,273	514,020
Payroll expenses	306,359	263,436	735,699	66,910	411,169
Professional fees	53,560	42,365	132,850	375	111,433
Depreciation and amortization expense	26,710	92,383	93,876	20,355	241,286
Total operating expenses	557,732	560,601	1,400,738	233,913	1,277,908

Income (Loss) from operations	349,766	(126,739)	313,200	132,877	(278,890)

Other (expense) income:
Miscellaneous income	17,564	-	32,600	-	32,511
Rental income- related party	9,000	-	24,000	3,000	-
Realized gain (loss) on sale of investments	(15,648)	-	(13,321)	-	-
Unrealized gain (loss) on trading securities	(13,915)	-	(14,945)	-	-
Interest expense	(2,535)	(11,369)	(103,130)	(7,725)	(20,468)
Loss on derivative instruments	-	-	(105,284)	-	-
Total other (expense)	(5,534)	(11,369)	(180,080)	(4,725)	12,043

Net income (loss)	$344,232	$(138,108)	$133,120	$128,152	$(266,847)

Net loss per share, basis and diluted	$0.00		$0.00

Weighted average number of common shares outstanding, basic and diluted	72,300,000		72,005,448

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Galenfeha, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	January 29, 2018-	January 1, 2018-	Nine Months Ended
	September 30, 2018	January 28,2018	September 30, 2017
	(Successor)	(Predecessor)	(Predecessor)

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss )	$133,120	$128,152	$(266,847)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	93,876	20,355	241,286
Loss on derivative instruments	105,284	-	-
Amortization of debt discounts on convertible notes	31,920	-	-
Realized gains on investments	13,321	-	-
Unrealized losses on investments	14,945	-	-
Changes in operating assets and liabilities:
Accounts receivable	(516,754)	(284,592)	(416,784)
Accounts receivable from related party	(19,000)	17,000	-
Inventory	(142,517)	-	-
Accounts payable	33,053	78,565	232,465
Net cash (used in) operating activities	(252,752)	(40,520)	(209,880)

CASH FLOWS FROM INVESTING ACTIVITIES
Repurchase and cancellation of shares	(913)	-	-
Net purchases of marketable securities	(96,164)	-	-
Purchase of property and equipment	(16,610)	-	(215,397)
Cash assumed in acquisition of subsidiary	171,703	-	-
Net cash (used in) investing activities	58,016	-	(215,397)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from lines of credit	198,030	627,147	373,928
Payments on lines of credit	-	(378,897)	(237,340)
Proceeds from other loans payable	300,000	-	315,000
Payments on non-securied debt	(331,481)	-	-
Proceeds from notes payable	-	-	110,552
Payments on notes payable	(207,381)	(32,814)	(158,412)
Proceeds on liabilities due to officer and related parties	295,000	35,000	54,693
Payments on liabilities due to officer and related parties	(203,500)	(38,561)	(29,158)
Proceeds on convertible notes payable	180,000	-	-
Principal payments on convertible debenture contracts	(21,840)	-	-
Payments on margin loan	(18,455)	-	-
Member draws	-	-	(77,540)
Net cash provided by financing activities	190,373	211,875	351,723

INCREASE (DECREASE) IN CASH	(4,363)	171,355	(73,554)

Cash at beginning of period	22,162	348	88,321
Cash at end of period	$17,799	$171,703	$14,767

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for :
Interest	$95,405	$7,725	$20,468
Income Taxes	$-	$-	$-

Non-Cash Transactions

Common stock issued for debt conversion	$12,420	$-	$-
Derivative liability extinguished on conversion	$55,938	$-	$-
Fixed assets purchased through accounts payable	$-	$51,853	$-
Fixed assets purchased through notes payable	$-	$-	$908,887

The accompanying notes are an integral part of these consolidated financial statements

Galenfeha, Inc.
Notes to Unaudited Consolidated Financial Statements
September 30, 2018

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2018, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these unaudited interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2017 audited financial statements included in its Form 10-K filed with the Securities and Exchange Commission. The results of operations for the period ended September 30, 2018 and the same period last year are not necessarily indicative of the operating results for the full years.

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

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has negative working capital, negative cash flows from operations and has an accumulated deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Successor: For the period from January 29, 2018 through September 30, 2018; $1,900,271 or 78% of our total revenue came from one customer and $479,691 or 20% came from one other customer.

Predecessor: For the period from January 1, 2018 through January 29, 2018; $256,334 or 62% of our total revenue came from one customer and $136,937 or 33% came from one other customer.

Predecessor- For the nine months ending September 30, 2017; $468,840 or 37% of our total revenue came from one customer, $347,622 or 28% came from one other customer and $325,895 or 26% came from one other customer.

The following table presents our revenues disaggregated by revenue source.

	Three Month Periods		Nine Month Periods

	Three Months Ended	Three Months Ended	January 29, 2018-	January 1, 2018-	Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	January 28,2018	September 30, 2017
	(Successor)	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)
Pre and Post CCTV	293,512	26,875	578,297	26,816	98,026
Point Repairs	9,223	88,436	51,074	-	88,436
Manhole Rehabilitation	123,542	122,316	327,265	256,300	251,938
Service Lateral Reconnect	97,250	133,665	355,939	31,700	542,584
Cosmic Service Lateral Lining	586,140	211,268	1,127,033	97,600	279,293

Pre and Post CCTV consists of cleaning wastewater lines.

Point Repairs consists of an excavator used to find a marked deviated in existing wastewater pipe and repairs and then made to the line.

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

CASH AND CASH EQUIVALENTS

All cash, other than held in escrow, is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents. Cash at September 30, 2018 (Successor) and December 31, 2017 (Predecessor) was $17,799 and $348, respectively.

ACCOUNTS RECEIVABLE

Accounts receivable represents the uncollected portion of amounts recorded as revenues. Management performs periodic analyses to evaluate all outstanding accounts receivable to estimate an allowance for doubtful accounts that may not be collectible, based on the best facts available to management. Management considers historical collection patterns, accounts receivable aging trends and specific identification of disputed invoices in its analyses. After all reasonable attempts to collect a receivable have failed, the receivable is directly written off. As of September 30, 2018 (Successor) and December 31, 2017 (Predecessor), the balance of the allowance for doubtful accounts was $0.

As of December 31, 2017; $119,201 or 22% of our Accounts Receivable was from one customer and another $359,474 or 67% was from another single customer. As of September 30, 2018; $924,081 or 69% of our total accounts receivable was from one customer and another $370,532 or 28% was from another single customer.

GOODWILL

Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value of the identifiable net assets acquired. In accordance with ASC 350, Goodwill and Other Intangible Assets, goodwill and other intangibles with indefinite useful lives are not amortized but tested for impairment annually or more frequently when events or circumstances indicates that the carrying value of a reporting unit more likely than not exceeds its fair value. The goodwill impairment test is applied by performing a qualitative assessment before calculating the fair value of the reporting unit. If, on the basis of qualitative factors, it is considered not more likely than not that the fair value of the reporting unit is less than the carrying amount, further testing of goodwill for impairment would not be required. Otherwise, goodwill impairment is tested using a two-step approach.

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

LONG-LIVED ASSETS

The Company's long-lived assets consisted of property and equipment and customer relationships and are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, Property, Plant, and Equipment. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Through September 30, 2018, the Company had not experienced impairment losses on its long-lived assets as management determined that there were no indicators that a carrying amount of the asset may not be recoverable.

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

The Company utilized level 3 inputs to estimate the fair value of its derivative instruments using the Black-Scholes Option Pricing Model. There were no outstanding assets or liabilities measured on a recurring basis at September 30, 2018 (Successor).

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

The following table summarizes the estimated fair values of the tangible and intangible assets acquired as of the date of acquisition:

Net Assets Acquired	January 29, 2018
Cash on hand	$171,703
Inventories	30,000
Accounts receivable	816,929
Property and equipment	918,838
Assumption of scheduled liabilities	(2,149,749)
Goodwill	$(212,279)

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

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, ranging from one to forty years. A summary is as follows:

	September 30,	December 31, 2017
	2018	(Predecessor)
	(Successor)
Manufacturing assets	$354,278	$285,815
Vehicles and trailers	271,686	271,686
Computer software	3,885	3,885
Capitalized leased equipment	598,119	598,119
	1,227,968	1,159,505

Less accumulated depreciation	(386,397)	(272,165)

Property and equipment, net	$841,571	$887,340

Depreciation expense related to property and equipment was $93,876, $20,355 and $241,286 for the period January 29, 2018 through September 30, 2018 (Successor), January 1, 2018 through January 28, 2018 (Predecessor), and the nine months ended September30, 2017 (Predecessor), respectively.

NOTE 6 – INVESTMENTS

Marketable securities are accounted for on a specific identification basis. As of September 30, 2018, the Company held $134,615 of available for sale securities. Marketable securities were classified as current based on the percentage of the equity controlled by the Company as well as our intended use of the assets. The Company recognized unrealized losses of $14,945 for the period from January 29, 2018 through September 30, 2018 (Successor). The Company recognized realized loss of $13,321 for the period from January 29, 2018 through September 30, 2018 (Successor).

Margin loans- (Predecessor)

During the twelve months ended December 31, 2017, the Company raised a total of $49,805 from margin loan associate with its brokerage account and repaid $49,805 during the same period. As of December 31, 2017, the company has a $0 balance in this margin loan account.

Margin loans- (Successor)

From January 29, 2018 through September 30, 2018, the Company raised a total of $18,455 from margin loan associate with its brokerage account and repaid $18,455 during the same period. As of September 30, 2018, the company has a $0 balance in this margin loan account.

NOTE 7 – NOTES PAYABLE AND CAPITAL LEASES

The Company secured a line of credit with Gibsland Bank & Trust on March 22, 2017. The line of credit was secured with fixed assets financed. This line of credit was paid in full as of January 29, 2018.

The Company secured a line of credit (LOC #0221) of $500,000 on January 29, 2018 which is payable on demand. The line of credit is secured by all present and future inventory, all present and future accounts receivable, other receivables, contract rights, instruments, documents, notes, and all other similar obligation and indebtedness that may now and in the future be owed to the Company, and all general intangibles. The loan is also secured by a personal guarantee executed by the members of Fleaux Solutions, LLC including Michael Trey Moore, Christopher Ryan Marlowe, Ray S. Moore, Jr., and Frank Neal Richard. The Company withdrew $168,521 in funds from the line of credit on January 29, 2018 and paid loan origination and documentation of fees of $2,540 to bring the total outstanding line of credit balance to $171,061 on January 29, 2018. On January 31, 2018, the Company withdrew an additional $250,000 in funds from the line of credit and made payments of $100,000 on the line of credit bringing the balance due under the line of credit to $321,061. On March 22, 2018, May 4, 2018 and September 25, 2018, the Company withdrew an additional $60,000, $50,000 and $40,000, respectively, in funds from the line of credit bringing the balance due under the line of credit to $471,061 as of September 30, 2018 (Successor).

The Company secured a second line of credit (LOC #0248) of $150,000 on January 29, 2018 which is payable and due on February 1, 2019. The line of credit is secured by all present and future inventory, all present and future accounts receivable, other receivables, contract rights, instruments, documents, notes, and all other similar obligation and indebtedness that may now and in the future be owed to the Company, and all general intangibles. The interest rate under this loan is the “Prime Rate” designated in the “Money Rates” section of the Wall Street Journal (the “Index”). The index currently is 4.500% per annum. Interest on the unpaid principal balance of this line will be calculated using a rate of 1.000 percentage points over the Index, resulting in an initial rate of 5.500% per annum. The Company withdrew $100,000 in funds from the line of credit on January 29, 2018 and paid loan origination and documentation of fees of $750 to bring the total outstanding line of credit balance to $100,750 on January 29, 2018. The Company withdrew an additional $33,031 and $15,000 from the line of credit on February 22, 2018 and March 2, 2018, respectively, bringing the total balance due under the line of credit to $148,781 as of September 30, 2018 (Successor).

Additionally, both lines of credit are secured by deposit accounts held at the Grantor’s institution which had cash balances of $780 and $0 as of September 30, 2018 (Successor) and December 31, 2017 (Predecessor), respectively.

During the nine months ended September 30, 2018 a shareholder advanced the Company $300,000 on an unsecured, interest free basis which is due on demand. The Company repaid $50,000 on these advances during the nine months ended September 30, 2018 bringing the balance to $250,000.

Notes Payable (Predecessor)

The Company assumed the debt of a loan payable executed between Fleaux Solutions, LLC and Gerald W. Norder on May 2, 2017. The proceeds received under the loan totaled $197,500. The loan is unsecured and doesn’t carry an interest rate but does charge the Company an initial loan fee of $17,500, bringing the initial balance due under the loan to equal $215,000. The Company made principal repayments of $135,000 to this loan during the nine months ending September 30, 2018, bringing the total balance due of the loan to $80,000 and $215,000 as of September 30, 2018 and December 31, 2017, respectively.

The Company assumed the debt of a Payment Rights Purchase and Sale Agreement executed between Fleaux Solutions, LLC & Everest Business Funding on October 12, 2017. The proceeds received under the loan totaled $200,000. This loan doesn’t carry an interest rate but does charge the Company an initial loan fee of $46,000. The loan is secured by credit card sales. Payments are drafted each business banking day from the Company’s bank account in the amount of $807 until the entire principal balance of $246,000 is paid in full. The outstanding balance on this note was $4,467 and $189,509 as of September 30, 2018 and December 31, 2017, respectively.

The Company assumed the debt of a Cosmic Equipment loan in the amount of $142,598 between Fleaux Solutions, LLC and Business First Bank. The loan has an interest rate of 5.50% payable in thirty-six payments of $4,311 with the first payment due on January 20, 2018 and the final payment due December 20, 2020. This loan is secured with the 2016 Chevrolet DRW Express asset owned by the Company. The loan is also secured by a personal guarantee executed by the members of Fleaux Solutions, LLC including Michael Trey Moore, Christopher Ryan Marlowe, and Ray S. Moore, Jr. The outstanding balance on this loan was $109,172 and $142,598 as of September 30, 2018 and December 31, 2017.

The Company assumed the debt of a loan in the amount of $65,000 between Fleaux Solutions, LLC and KDC Pipeline. The loan is unsecured, non-interest bearing, and payable on demand. The outstanding balance on this loan was $65,000 as of September 30, 2018 and December 31, 2017.

The Company assumed the debt of two secured automobile loans of $53,311 a piece relating to the purchase of two Chevrolet Trucks executed between Fleaux Solutions, LLC & General Motors Financial on March 29, 2017. Both notes carry an interest rate of 7.75%, payable in payments of $928 for 72 months. The outstanding balance on each note was $42,855 and $47,918 as of September 30, 2018 and December 31, 2017, respectively.

The Company assumed the debt of a secured automobile loan in the amount of $53,075 between Fleaux Solutions, LLC & TD Auto Finance executed on September 28, 2017. The note has an interest rate of 5.69%, payable in payments of $1,021 for 60 months. The outstanding balance on this note was $44,598 and $50,864 as of September 30, 2018 and December 31, 2017, respectively.

The Company assumed the debt of a secured JET trailer loan in the amount of $43,618 between Fleaux Solutions, LLC & Western Equipment Finance executed on May 4, 2017. The note has an interest rate of 0.00%, payable in payments of $1,105 for 36 months, with $3,838 payable in advance. The outstanding balance on this note was $22,100 and $32,045 as of September 30, 2018 and December 31, 2017, respectively.

The Company assumed the debt of a secured excavator equipment loan in the amount of $66,788 between Fleaux Solutions, LLC & Takeuchi Financial Services executed on August 23, 2017. The note has an interest rate of 0.00%, payable in payments of $1,113 for 60 months. The outstanding balance on this note was $53,431 and $63,449 as of September 30, 2018 and December 31, 2017, respectively.

Obligations under Capital Leases (Predecessor)

In October of 2016, the Predecessor entered into a lease agreement for the purchase of a 1997 Ford Van, used in the day to day operation of Fleaux Solutions, LLC. The lease is for 48 months and requires monthly payments of $1,063, plus sales tax. The Predecessor paid an advance payment on the equipment lease of $15,250. The lease is secured by the underlying leased asset. This arrangement was accounted for as a capital lease and capitalized the asset at $63,487. As of September 30, 2018 and December 31, 2017, the outstanding balance under this capital lease was $48,621 and $50,523, respectively.

In October of 2016, the Predecessor entered into a lease agreement for the purchase of a 1998 Ford Van, used in the day to day operation of Fleaux Solutions, LLC. The lease is for 48 months and requires monthly payments of $2,118, plus sales tax. The Predecessor paid an advance payment on the equipment lease of $15,250. The lease is secured by the underlying leased asset. This arrangement was accounted for as a capital lease and capitalized the asset at $124,702. As of September 30, 2018 and December 31, 2017, the outstanding balance under this capital lease was $96,981 and $106,376, respectively.

In February of 2017, the Predecessor entered into a lease agreement for the purchase of a 2001 Sterling Tractor Truck, used in the day to day operation of Fleaux Solutions, LLC. The lease is for 36 months and requires monthly payments of $888, plus sales tax. The Predecessor paid an advance payment on the equipment lease of $250. The lease is secured by the underlying leased asset. This arrangement was accounted for as a capital lease and capitalized the asset at $35,134. As of September 30, 2018 and December 31, 2017, the outstanding balance under this capital lease was $25,506 and $28,758, respectively.

In February of 2017, the Predecessor entered into a lease agreement for the purchase of a 2014 Chevy Truck, used in the day to day operation of Fleaux Solutions, LLC. The lease is for 24 months and requires monthly payments of $986, plus sales tax. The Predecessor paid an advance payment on the equipment lease of $250. The lease is secured by the underlying leased asset. This arrangement was accounted for as a capital lease and capitalized the asset at $28,258. As of September 30, 2018 and December 31, 2017, the outstanding balance under this capital lease was $16,881 and $21,571, respectively.

In March of 2017, the Predecessor entered into a lease agreement for the purchase of a 1997 Ford E350, used in the day to day operation of Fleaux Solutions, LLC. The lease is for 12 months and requires monthly payments of $17,770, plus sales tax. The Predecessor paid an advance payment on the equipment lease of $250. The lease is secured by the underlying leased asset. This arrangement was accounted for as a capital lease and capitalized the asset at $240,433. As of September 30, 2018 and December 31, 2017, the outstanding balance under this capital lease was $66,852 and $205,977, respectively.

In March of 2017, the Predecessor entered into a lease agreement for the purchase of a Dozer, Excavator, Tractor, and Backhoe, used in the day to day operation of Fleaux Solutions, LLC. The lease is for 36 months and requires monthly payments of 2,645, plus sales tax. The Predecessor paid an advance payment on the equipment lease of $3,190. The lease is secured by the underlying leased asset. This arrangement was accounted for as a capital lease and capitalized the asset at $106,105. The equipment purchased under this capital lease was acquired from Osprey Oil & Gas, a related party Company with common ownership between the owners of Fleaux Solutions, LLC. As of September 30, 2018 and December 31, 2017, the outstanding balance under this capital lease was $79,860 and $91,909, respectively.

The current maturities and five year debt schedule for the notes is as follows and includes all lines of credit payable, notes payable, convertible notes payable, short-term non-secured debt and amounts due to officer and related parties:

2018	$1,399,179
2019	365,520
2020	203,792
2021	44,028
2022 and thereafter	45,863
Total current notes payable	$2,058,382

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

On June 8, 2017 the Company received consideration of $40,000. In addition, the Company paid legal fees of $3,000 associated with the entering into this agreement and thus recognized a liability of $43,000 associated with the Power Up Note One. The Company recognized a discount of $3,000 on fees paid upon entering into this agreement. There were no additional borrowings under the Power Up Note One during the twelve months ended December 31, 2017 or nine months ending September 30, 2018. The Power Up Note carries an interest rate of 12% per annum from the Issue Date until the principal amount becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. Any amount of principal or interest on the Power Up Note which is not paid when due shall bear interest at the rate of 22% per annum from the due date thereof until the same is paid. Interest shall commence accruing on the date that the Note is fully paid and shall be computed on the basis of a 365-day year and the actual number of days elapsed. Since no payments were made on this note on or before 180 days from the effective date of the note, accrued interest due was recorded in the amount of $4,029 on December 10, 2017. Interest paid under the Power Up Note One totaled $0 at December 31, 2017. The note was declared in default on November 20, 2017 with a default penalty of $21,500 added onto the principal. The default penalty has been accounted for as interest expense as of December 31, 2017.

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

Amortization of the debt discount totaled $47,351 for the nine months ended September 30, 2018 and $17,149 for the twelve months ended December 31, 2017. The principal balance due under the Power Up Lending Note One was $0 and $43,500 at September 30, 2018 (Successor) and December 31, 2017, respectively.

July 2017 Note

Effective July 5, 2017 the Company entered into a Convertible Promissory Note (“Power Up Note Two”) with Power Up Lending Group, Ltd. pursuant to which the Company issued Power Up Lending Group, Ltd. a convertible note in the amount of $33,000. The maturity date is March 20, 2018.

On July 5, 2017 the Company received consideration of $30,000. In addition, the Company paid legal fees of $3,000 associated with the entering into this agreement and thus recognized a liability of $33,000 associated with the Power Up Note Two. The Company recognized a discount of $3,000 on fees paid upon entering into this agreement. There were no additional borrowings under the Power Up Note Two during the twelve months ended December 31, 2017 or nine months ended September 30, 2018. The Power Up Note Two carries an interest rate of 12% per annum from the Issue Date until the principal amount becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. Any amount of principal or interest on the Power Up Note which is not paid when due shall bear interest at the rate of 22% per annum from the due date thereof until the same is paid. Interest shall commence accruing on the date that the Note is fully paid and shall be computed on the basis of a 365-day year and the actual number of days elapsed. The Company recognized accrued interest due under the Power Up Note Two totaling $2,800.

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

Amortization of the interest expense and costs associated with this note totaled $28,976 for the nine months ended September 30, 2018 and $4,024 for the twelve months ended December 31, 2017. The principal balance due under the Power Up Note Two was $0 and $33,000 at September 30, 2018 (Successor) and December 31, 2017, respectively.

Third quarter 2018

On July 10, 2018, the company wrote a convertible promissory note for $133,000, of which the company received proceeds of $130,000. The note is due on July 10, 2019 with an interest rate of 12% per annum, and with a conversion option into common stock after 180 days following the date of funding. The conversion discount is 35% determined on the basis of the lowest closing bid price for the common stock during the prior ten trading day period. The original issuance discount of $3,000 was recorded as a debt discount and is being amortized over the life of the note.

On August 22, 2018, the company wrote a convertible promissory note for $53,000, of which the company received proceeds of $50,000. The note is due on August 22, 2019 with an interest rate of 12% per annum, and with a conversion option into common stock after 180 days following the date of funding. The conversion discount is 35% determined on the basis of the lowest closing bid price for the common stock during the prior ten trading day period. The original issuance discount of $3,000 was recorded as a debt discount and is being amortized over the life of the note.

The July and August 2018 notes were considered for derivative liability treatment. The Company concluded that no derivates existed as of the issuance date or September 30, 2018.

Amortization of the costs associated with these Third Quarter 2018 notes totaled $995 for the nine months ended September 30, 2018.

NOTE 9 – DERIVATIVE LIABILITY

During the period from January 29, 2018 through September 30, 2018 (Successor), the Company identified conversion features embedded within its convertible debt. The Company has determined that the conversion feature of the Notes represents an embedded derivative since the Notes are convertible into a variable number of shares upon conversion. Accordingly, the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. Therefore, the fair value of the derivative instruments have been recorded as liabilities on the balance sheet with the corresponding amount recorded as discounts to the Notes. Such discounts will be accreted from the issuance date to the maturity date of the Notes. The change in the fair value of the derivative liabilities will be recorded in other income or expenses in the statement of operations at the end of each period, with the offset to the derivative liabilities on the balance sheet. The fair values of the embedded derivative liabilities were determined using the Black-Scholes valuation model on the issuance dates with the assumptions in the table below.

The change in fair value of the Company’s derivative liabilities for the period from January 29, 2018 through September 30, 2018 is as follows:

January 29, 2018	$49,346
Derivative liability extinguished on conversion	(55,938)
Loss on change in fair value of derivative	105,284
September 30, 2018 (Successor)	$-

The gain (loss) on the change in fair value of derivative liabilities for the period from January 29, 2019 through September 30, 2018 and totaled $(105,284).

The fair value at the issuance and re-measurement dates for the convertible debt treated as derivative liabilities are based upon the following estimates and assumptions made by management for the nine months ended September 30, 2018 and the year ended December 31, 2017:

Exercise prices	See Note 8
Expected dividends	0%
Expected volatility	87%-463%
Expected term	See Note 8
Discount rate	.29%-1.51%

NOTE 10 - SHAREHOLDERS’ EQUITY

PREFERRED STOCK

The authorized stock of the Company consists of 20,000,000 preferred A shares and 30,000,000 preferred B Shares with a par value of $0.001.

As of September 30, 2018 and December 31, 2017; 7,300,000 shares of the Company’s preferred stock Series A was issued and outstanding.

As of September 30, 2018 and December 31, 2017; 27,347,563 shares of the Company’s preferred stock Series B was issued and outstanding.

COMMON STOCK

The authorized stock of the Company consists of 150,000,000 common shares with a par value of $0.001. As of September 30, 2018 72,300,000 shares of the Company’s common stock were issued and outstanding.

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

The Company (Successor) issued the below shares during the period from January 29, 2018 through September 30, 2018.

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company assumed two lease agreements with respect to the acquisition of Fleaux Solutions, LLC for office/warehouse facilities and yard storage in Louisiana. The office/warehouse lease is for 36 months beginning August 1, 2017. The rent due under the office/warehouse facility lease is as follows:

August 2017 – January 2018 (Months One Through Six)	$5,000 per month
February 2018 – July 2018 (Months Seven Through Twelve)	$6,000 per month
August 2018 – January 2019 (Months Thirteen Through Eighteen)	$7,000 per month
February 2019 – July 2020 (Months Nineteen Through Thirty-Six)	$8,000 per month

The yard storage lease is $1,000 per month or $12,000 per year beginning on March 1, 2017. The terms of the yard storage lease are month to month.

The Company leases space in Fort Worth, Texas for corporate facilities for $99 monthly or $1,188 per year. The terms of this lease are month to month.

Future minimum lease payments are as follows:

Year Ended	Amount
2018	$21,000
2019	95,000
2020	56,000
2021	-
2022	-
$172,000

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 12 – RELATED PARTY TRANSACTIONS

On November 4, 2016, Mr. James Ketner, Galenfeha’s Chairman and CEO made a cash contribution to the Company in the amount of $100,000 in exchange for a note that has a fixed repayment of $110,000. The note bears no interest, and can be repaid by the Company when the funds become available. The note can be renegotiated between Galenfeha and Mr. Ketner if both parties agree to the terms. Principal repayments made under the note for the twelve months ending December 31, 2017 totaled $84,000, and the principal balance due under the note as of December 31, 2017 (Predecessor) was $26,000. On January 29, 2018, Mr. Ketner advanced the Company an additional $20,000 under the terms of this note for a fixed repayment of $21,000, bringing the total balance due under the terms of this note to $47,000 as of January 29, 2018. Principal repayments made under the note for the nine months ending September 30, 2018 totaled $47,000, and the principal balance due under the note as of September 30, 2018 (Successor) was $0.

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

During the twelve months ending December 31, 2017 the Company received royalty payment of $10,000 from Fleaux Services, LLC relating to the sale of Galenfeha-style batteries. The Company received $15,000 in royalty income from Fleaux Services, LLC relating to the sale of Galenfeha-style batteries during the nine months ending September 30, 2018. Mr. Trey Moore is the President/CEO of Fleaux Services, and also is a Director of Galenfeha, Inc.

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

On January 29, 2018, the Company entered into a Definitive Agreement to acquire Fleaux Solutions, LLC, a Company with common director and shareholders for a cash purchase of $1.00. Fleaux Solutions at the time of acquisition was owned by Director Trey Moore, President/CEO of Fleaux Services, LLC, Christopher Ryan Marlowe, Chief Operating Officer of Fleaux Services, LLC, and Ray Moore Jr., brother of Trey Moore. (See Note 4)

The Company assumed a lease agreement executed on July 1, 2017 between Fleaux Solutions, LLC and Fleaux Services, LLC. The lease agreement provides for Fleaux Services, LLC to pay Fleaux Solutions, LLC rent income of $2,000 per month commencing on July 1, 2017 and ending on June 30, 2018 (month to month after that) for use of equipment and supplies owned by Fleaux Solutions, LLC. In addition, the Company assumed a month to month lease agreement executed on February 23, 2017 by Fleaux Solutions for use of land in Louisiana for $1,000 per month. This agreement has been subleased to Fleaux Services, LLC on a month to month basis. Fleaux Services, LLC paid the Company rental income of $20,000 on January 2, 2018 relating to $12,000 of rent owed from 2017 and $8,000 as a prepayment towards rental income due for the nine months ending September 30, 2018. The remaining $19,000 due under the lease agreement for the nine months ended September 30, 2018 is shown as a receivable, “Due from Related Parties.” Mr. Trey Moore is the President/CEO of Fleaux Services, and also is a Director of Galenfeha, Inc.

From time to time, Trey Moore, Ray Moore Jr. and Christopher Ryan Marlowe, management and members of Fleaux Solutions, LLC will loan Fleaux Solutions, LLC money and/or pay for expenses with respect to Fleaux Solutions, LLC out of their personal funds and the Company will reimburse them for such. These loans don’t carry an interest rate and are payable on demand. The total outstanding amount due to Trey Moore, Ray Moore Jr. and Christopher Ryan Marlowe was $158,367 as of September 30, 2018.

During the nine months ending September 30, 2018 the Company received loan proceeds from Fleaux Services, LLC of $170,000. During the same period $120,000 was repaid leaving a balance of $50,000 as of September 30, 2018. The loans are unsecured, due on demand and have no stated interest rate.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these unaudited interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2017 audited financial statements included in its Form 10-K filed with the Securities and Exchange Commission. The results of operations for the period ended September 30, 2018 and the same period last year are not necessarily indicative of the operating results for the full years.

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

On May 1, 2018, the Company signed a letter of intent to acquire all of the membership interest in Fleaux Services of Louisiana, LLC, a leading oil and gas measurement company, for $18,000,000. The acquisition is contingent on Galenfeha’s ability to raise the funds, and the Company has engaged Wall Street firm Paulson Investment Company, LLC as the lead placement agent for financing the transaction. The Company was unable to secure funding for this transaction in the proscribed amount of time, and therefore this transaction is no longer pending.

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

On July 10, 2018, the company wrote a convertible promissory note for $133,000, of which the company received proceeds of $130,000. The note is due on July 10, 2019 with an interest rate of 12% per annum, and with a conversion option into common stock after 180 days following the date of funding. The conversion discount is 35% determined on the basis of the lowest closing bid price for the common stock during the prior ten trading day period. The original issuance discount of $3,000 was recorded as a debt discount and is being amortized over the life of the note.

On August 22, 2018, the company wrote a convertible promissory note for $53,000, of which the company received proceeds of $50,000. The note is due on August 22, 2019 with an interest rate of 12% per annum, and with a conversion option into common stock after 180 days following the date of funding. The conversion discount is 35% determined on the basis of the lowest closing bid price for the common stock during the prior ten trading day period. The original issuance discount of $3,000 was recorded as a debt discount and is being amortized over the life of the note.

Liquidity

Assets

At September 30, 2018 (Successor), we had total assets of $2,731,464, of which $17,799 was in cash.

The following discussion represents a comparison of our results of operations for the three months ended September 30, 2018 and 2017. For periods after the acquisition of Fleaux Solutions, LLC (since January 29, 2018), the Company is referred to as the “Successor” and our results of operations combines the operations of Galenfeha, Inc. and Fleaux Solutions, LLC. For periods prior to the acquisition of Fleaux Solutions, LLC, the Company is referred to as the “Predecessor” and our results of operations include that of Fleaux Solutions, LLC.

Results of Operations for the Three Months ending September 30, 2018 and 2017

Revenues

Revenues for the three months ended September 30, 2018 and 2017 were $1,109,667 and $582,560 respectively, a 90% increase from the previous year’s same quarter. The Company’s increase in revenue is due to the most recent acquisition of Fleaux Solutions, LLC, and the continued expansion of operational activities.

Cost of Revenues

Cost of Revenues for the three months ended September 30, 2018 and 2017 were $202,169 and $148,698 respectively. Increased costs were associated with increases in material cost of goods sold, and additional labor to perform Company operations.

Operating Expenses

Total operating expenses for the three months ended September 30, 2018 and 2017 were $557,732 and $560,601 respectively, which was near flat for the previous year’s same quarter.

Net Operating Income (Loss) and Net Loss

Net operating income (loss) for the three months ended September 30, 2018 and 2017 was $349,766 and $(126,739) respectively, a more than 300% increase from the previous year’s same quarter. Net income (loss) for the three months ended September 30, 2018 and 2017 was $334,232 and $(138,108) respectively, a more than 300% increase from the previous year’s same quarter.

Results of Operations for the Nine Months ending September 30, 2018 and 2017

To provide a meaningful presentation and comparison of our results of operations, our discussion combines the period of January 1, 2018 through January 28, 2018 (Predecessor) with the period of January 29, 2018 through September 30, 2018 (Successor). In the accompanying unaudited interim consolidated financial statements, a black line separates the Predecessor and Successor financial statements to highlight the lack of comparability between these two periods.

The results of operations for the interim periods shown in the accompanying unaudited interim consolidated financial statements, including the periods shown as Predecessor and Successor, are not necessarily indicative of operating results for the entire period.

Revenues

Revenues for the nine months ended September 30, 2018 and 2017 were $2,852,024 and $1,260,277 (Predecessor) respectively, a 125% increase from the previous year’s same period. The Company’s increase in revenue year over year is due to the most recent acquisition of Fleaux Solutions, LLC.

Cost of Revenues

Cost of Revenues for the nine months ended September 30, 2018 and 2017 were $771,296 and $261,259 respectively. Increased costs were associated with increases in material cost of goods sold, and additional labor to perform Company operations. As a percentage of sales, cost of goods sold increased by 6%.

Operating Expenses

Total operating expenses for the nine months ended September 30, 2018 and 2017 were $1,634,651 and $1,277,908, respectively. The Company’s increase in Operating Expenses is due to the most recent acquisition of Fleaux Solutions, LLC, and the continued expansion of operational activities.

Net Operating Income (Loss) and Net Loss

Net operating income (loss) for the nine months ended September 30, 2018 and 2017 was $446,078 and $(278,890) respectively, a 260% increase from the previous year’s same period.

Net income for the nine months ended September 30, 2018 and 2017 was $261,273 and $(266,847) respectively, a 200% increase from the previous year’s same period.

Equity Distribution

Since our incorporation, we have raised capital through private sales of our common equity. As of September 30, 2018 we have issued 72,300,000 shares of our common stock to various shareholders.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 1A. Risk Factors

We are a smaller reporting company and, therefore, we are not required to provide information required by this item.

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

Galenfeha, Inc.

Date: November 14, 2018	By:	/s/ Trey Moore
	Name:	Trey Moore
President and Chief Executive Officer
(Principal Financial Officer, Principal
Accounting Officer)