Form 10-K
period 2018-12-31
Galenfeha, Inc.
filed 2019-05-22
CIK 1574676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUAND TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Emerging Growth Company [X]
Non Accelerated Filer [X]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [X]

Aggregate market value of the voting stock held by non-affiliates: $7,686,875 as based on the closing price of the stock on June 30, 2018. The voting stock held by non-affiliates on that date consisted of 61,250,000 shares of common stock.

As of May 20, 2019, there were 95,944,216 shares of the registrant’s common stock outstanding, each with a par value of $0.001.

TABLE OF CONTENTS
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

On February 1, 2018; the Company announced that the Fleaux Solutions Division secured a $650,000 bank line of credit, as well as an additional $300,000 from a private investor. Fleaux Solutions is engaged in the business of sewer rehabilitation with local government and municipality contracts.

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

A condensed version of our 2019 Statement of Work is as follows:

1.	Explore investments both private and public
2.	Develop new technologies for engineering, manufacturers, and product life cycles
3.	Formulate applications for new technologies recently developed
4.	Commercialize new technology and products

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

Since our inception on March 14, 2013, through December 31, 2018, we have not been profitable; have a cumulative net loss of $3,801,735; and have only generated significant revenues from operations beginning in 2018 following the acquisition of Fleaux Solutions. There is a substantial risk that we may never generate enough revenues to become profitable, and might have to discontinue operations, resulting in the loss of your entire investment.

ITEM 1B – UNRESOLVED STAFF COMMENTS

We have no unresolved comments with the staff at the commission.

ITEM 2 – DESCRIPTION OF PROPERTIES

We do not own any real property.

We lease our headquarters office space in Ft. Worth, Texas with an unrelated third party. Rent payments currently totaling $109 per month commence on January 1, 2016. The Company also rents office space for $950 per month on a month to month basis. Fleaux Solutions rents office space in Shreveport, Louisiana from an unrelated third party beginning August 1, 2017. The Company pays rent of $7,000 per month currently, with payments increasing to $8,000 per month in 2019. The lease ends in August 2020. Fleaux Solutions also pays $1,000 per month on a month to month basis for yard space in Shreveport, Louisiana.

ITEM 3 – LEGAL PROCEEDINGS

We are not engaged in any legal or administrative proceeding and believe none are threatened against us.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the OTC Pink exchange, under the symbol “GLFH”. On May 20, 2019, the last sale price for our common stock on the OTC Pink Exchange was $.0197 per share. The following table sets forth the high and low sales prices per share of our common stock during each calendar quarter for the years ended December 31, 2018 and 2017:

	2018		2017
Quarter Ended	High	Low	High	Low
March 31	$0.273	$0.01	$0.13	$0.04
June 30	0.26	0.09	0.09	0.02
September 30	0.14	0.039	0.06	0.012
December 31	0.095	0.04	0.04	0.01

Holders of Common Stock

According to a Non-Objecting Beneficial Owner (NOBO) list and our most recent transfer agent shareholder list, as of May 20, 2019 we had approximately 1,300 stockholders of record.

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

Recent Sales of Unregistered Securities

The Company made no private sales of common stock in the twelve months ending December 31, 2018.

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

On February 1, 2018; the Company announced that the Fleaux Solutions Division secured a $650,000 bank line of credit, as well as an additional $300,000 from a private investor. Fleaux Solutions is engaged in the business of sewer rehabilitation with local government and municipality contracts.

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

Liquidity and Capital Resources

“Liquidity” refers to our ability to generate adequate amounts of cash to meet our funding needs. We believe we have adequate capital resources and liquidity from our operations to maintain current operations during 2019, but continue to be dependent on sales of common stock and bank financing to fund operations until we achieve a positive cash flow.

We do not currently have material commitments for capital expenditures and do not anticipate entering into any such commitments during the next twelve months.

At December 31, 2018, we had current assets of $1,270,039 comprised of cash and cash equivalents of $181,645 and marketable securities of $108,150, accounts receivable of $815,266 and inventory of $164,978. Our current liabilities were $2,018,843, comprised of $492,805 in accounts payable and accrued expenses, line of credit balances of $639,841, convertible notes payable of $182,507, other short term debt totaling $636,323 and $67,367 in amounts due to related parties, resulting in working capital deficit of ($748,804).

To provide a meaningful presentation and comparison of our results of operations, our discussion combines the period of January 1, 2018 through January 28, 2018 (Predecessor) with the period of January 29, 2018 through December 31, 2018 (Successor). In the accompanying consolidated financial statements, a black line separates the Predecessor and Successor financial statements to highlight the lack of comparability between these two periods.

Net cash used provided by operating activities was $91,562 for the year ended December 31, 2018, from a net income of $233,165, depreciation expense of $193,563, other non-cash charges totaling $2,604 related to unrealized and realized losses on sales of investments, amortization of debt discount and gains on derivative instruments, partially offset by a change in accounts receivable of $281,429, inventory of $164,978, due from related party of $14,000 and an increase in accounts payable and accrued expenses of $95,980.

Net cash used in investing activities for the year ended December 31, 2018 was $58,111, consisting of $96,069 in net purchases of investments, purchases of equipment of $16,610 and $913 in repurchases and cancellation of shares.

Net cash used in financing activities was $181,165, consisting of proceeds from lines of credit of $845,177, proceeds from convertible debentures of $180,000, and proceeds from related parties of $650,000. These were offset by $1,000,656 in principal payments on lines of credit and notes payable, $453,061 in payments on loans from related parties, $21,840 in payments on convertible notes, and $18,455 in payments on margin loans. Since inception, we have used our common stock to raise money for the research and development of our intended products, for corporate expenses, and for current operations.

Deficit accumulated since inception is $3,839,522. Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our management and stockholders, the continued issuance of equity to new stockholders, and our ability to achieve and maintain profitable operations.

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

Plan of Operation

A condensed version of our 2019 Statement of Work is as follows:

1.	Explore investments both private and public
2.	Develop new technologies for product development, engineering, and manufacturers
3.	Formulate applications for new products recently developed
4.	Commercialize new technology and products

Results of Activities

To provide a meaningful presentation and comparison of our results of operations, our discussion combines the period of January 1, 2018 through January 28, 2018 (Predecessor) with the period of January 29, 2018 through December 31, 2018 (Successor). In the accompanying consolidated financial statements, a black line separates the Predecessor and Successor financial statements to highlight the lack of comparability between these two periods.

For the Years Ended December 31, 2018 and 2017

Results of Operations

Revenues

Our revenues were $3,747,746 for the year ended December 31, 2018 compared to $1,938,529 in 2017. The 93% increase in revenue recorded during 2018 was attributable to significant growth in Cosmic service lateral lining contracts, manhole rehabilitation services and CCTV services.

Cost of Revenues

Our cost of revenue was $1,169,316 for the year ended December 31, 2018, compared to $412,795 in 2017. The increase in cost of revenue is primarily due to the increased costs of services additional contracts as described above.

Operating Expenses

Operating expenses for the year ended December 31, 2018, and 2017, were $2,256,479 and $1,728,400, respectively. The increase in operating expenses was primarily attributable to increase payroll and other general and administrative expenses from the explanation of the Fleaux Solutions business during 2018, and increased professional fees.

Operating Income

Income from operations for the year ended December 31, 2018 was $321,951 compared to an operating loss of $202,666 for the year ended December 31, 2017. The increase in 2018 was due to the significant revenue growth discussed above.

Other expense

Other Expense for the year ended December 31, 2018 consisted of a $102,604 gain on derivative instruments, interest expense of $136,890, unrealized losses on trading securities of $40,040 and realized losses on investments of $21,959. These were partially offset by miscellaneous income of $15,902 primarily related to royalty income from battery sales to a related party. For the year ended December 31, 2017, interest expense was $114,090.

Net Income

Net income for the year ended December 31, 2018 was $241,568 compared to net loss of $316,756 for the year ended December 31, 2017.

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

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pursuant to Item 305(e) of Regulation S-K, we are not required to provide quantitative and qualitative disclosure.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Galenfeha, Inc.
Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Galenfeha, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Galenfeha, Inc. and its subsidiary (collectively the “Company”) as of December 31, 2018 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the period from January 29, 2018 through December 31, 2018, and the related notes (collectively referred to as the “financial statements”). We have also audited the accompanying balance sheet of Fleaux Solutions, LLC (the “Predecessor”) as of December 31, 2017 and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the period from January 1, 2018 through January 31, 2018 and for the year ended December 31, 2017, and the related notes (collectively referred to as the “Predecessor financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and the results of their operations and their cash flows for the period from January 29, 2018 through December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor financial statements present fairly, in all material respects, the financial position of the Predecessor as of December 31, 2017 and the results of its operations and its cash flows for the period from January 1, 2018 through January 31, 2018 and for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net capital deficiency and limited cash flows from operation that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ MaloneBailey, LLP
www.malonebailey.com
We have served as the Company's auditor since 2015
Houston, Texas
May 21, 2019

Galenfeha, Inc.
Consolidated Balance Sheets

	December 31, 2018	December 31, 2017
	(Successor)	(Predecessor)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$181,645	$348
Marketable securities	108,150	-
Accounts receivable	815,266	533,837
Inventory	164,978	-
Due from related parties	-	14,000
Total current assets	1,270,039	548,185

Property and equipment, net of accumulated depreciation	733,379	858,481
Goodwill	286,497	-

TOTAL ASSETS	$2,289,915	$1,406,666

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$492,805	$308,969
Lines of credit payable	639,841	173,561
Note payable	316,546	454,997
Convertible notes payable, net of discount	182,507	-
Short-term non-secured debt	60,000	404,509
Due to officer and related parties	327,144	36,867
Total current liabilities	2,018,843	1,378,903

Long term notes payable	294,565	471,924
Total liabilities	2,313,408	1,850,827

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock Preferred A shares: Authorized: 20,000,000 shares, $0.001 par value, 7,300,000 issued and outstanding as of December 31, 2018	7,300	-
Preferred B shares: Authorized: 30,000,000 shares, $0.001 Par value, 27,347,563 issued and outstanding as of December 31, 2018	27,348	-
Common stock Authorized: 150,000,000 common shares, $0.001 par value, 72,300,000 issued and outstanding as of December 31, 2018	72,300	-
Additional paid-in capital	3,709,081	-
Member contributions (draws)	-	(70,040)
Accumulated deficit	(3,839,522)	(374,121)
Total stockholders’ equity (deficit)	(23,493)	(444,161)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,289,915	$1,406,666

The accompanying notes are an integral part of these consolidated financial statements.

Galenfeha, Inc.
Consolidated Statements of Operations

	January 29, 2018-	January 1, 2018-	Year Ended
	December 31, 2018	January 28, 2018	December 31, 2017
	(Successor)	(Predecessor)	(Predecessor)

Revenues	$3,335,330	$412,416	$1,938,529
Less: Cost of Sales	1,123,690	45,626	412,795

Operating Expenses:
General and administrative	716,914	107,031	727,470
Payroll expenses	996,149	64,672	658,724
Professional fees	177,775	375	96,992
Depreciation and amortization expense	165,932	27,631	245,214
Total operating expenses	2,056,770	199,709	1,728,400

Income (loss) from operations	154,870	167,081	(202,666)

Other (expense) income:
Miscellaneous income	15,902	-	-
Realized loss on sale of investments	(21,959)	-	-
Unrealized loss on investments	(40,040)	-	-
Interest expense	(126,921)	(9,969)	(114,090)
Gain on derivative instruments	102,604	-	-
Total other (expense)	(70,414)	(9,969)	(114,090)

Net income (loss)	$84,456	$157,112	$(316,756)

Net income per share, basis and diluted	$0.00

Weighted average number of common shares outstanding, basic and diluted	72,078,099

The accompanying notes are an integral part of these consolidated financial statements.

Galenfeha, Inc.
Consolidated Statements of Equity (Deficit)

	Member	Preferred Series A		Preferred Series B		Common Stock		Additional		Total
	Contributions							Paid-in	Accumulated	Equity
	(draws)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2016 (Predecessor)	$7,500	-	$-	-	$-	-	$-	$-	$(57,365)	$(49,865)
	.
Member contributions (draws), net	(77,540)	-	-	-	-	-	-	-	-	(77,540)

Net loss	-	-	-	-	-	-	-	-	(316,756)	(316,756)

Balance - December 31, 2017 (Predecessor)	(70,040)	-	-	-	-	-	-	-	(374,121)	(444,161)

Net income	-	-	-	-	-	-	-	-	157,112	157,112

Balance - January 28, 2018 (Predecessor)	(70,040)	-	-	-	-	-	-	-	(217,009)	(287,049)

Balance - January 29, 2018 (Successor)	$-	7,300,000	$7,300	27,347,563	$27,348	70,399,716	$70,399	$3,643,537	$(3,923,978)	$(175,394)

Conversion debt to shares	-	-	-	-	-	1,923,077	1,923	10,497	-	12,420

Repurchase and cancellation of common shares	-	-	-	-	-	(22,793)	(22)	(891)	-	(913)

Derivative liability extinguished on conversion	-	-	-	-	-	-	-	55,938	-	55,938

Net income	-	-	-	-	-	-	-	-	84,456	84,456

Balance - December 31, 2018 (Successor)	$-	7,300,000	$7,300	27,347,563	$27,348	72,300,000	$72,300	$3,709,081	$(3,839,522)	$(23,493)

Galenfeha, Inc.
Consolidated Statements of Cash Flows

	January 29, 2018-	January 1, 2018-	Year Ended
	December 31, 2018	January 28,2018	December 31, 2017
	(Successor)	(Predecessor)	(Predecessor)

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$84,456	$157,112	$(316,756)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	165,932	27,631	245,214
Gain on derivative instruments	(102,604)	-	-
Amortization for debt discounts on notes payable and convertible notes	33,463	-	-
Realized losses on investments	21,959	-	-
Unrealized losses on investments	40,040	-	-
Changes in operating assets and liabilities:
Accounts receivable	3,163	(284,592)	(533,837)
Due from related party	(4,000)	18,000	(14,000)
Inventory	(164,978)	-	-
Prepaid expenses and other current assets	-	-	10,183
Accounts payable and accrued liabilities	60,050	35,930	295,575
Net cash provided by (used in) operating activities	137,481	(45,919)	(313,621)

CASH FLOWS FROM INVESTING ACTIVITIES
Repurchase and cancellation of common shares	(913)	-	-
Sale and purchases of investments, net	(96,069)	-	-
Purchase of property and equipment	(16,610)	-	(125,485)
Cash assumed in acquisition of subsidiary	171,703	-	-
Net cash provided by (used in) investing activities	58,111	-	(125,485)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from lines of credit	218,030	627,147	1,118,868
Payments on lines of credit	-	(378,897)	(945,307)
Proceeds from other loans payable	-	-	515,000
Payments on non-secured debt	(305,948)	-	(110,491)
Payments on notes payable	(288,396)	(27,415)	(174,932)
Proceeds on liabilities due to officer and related parties	615,000	35,000	69,692
Payments on liabilities due to officer and related parties	(414,500)	(38,561)	(44,157)
Proceeds on convertible notes payable	180,000	-	-
Principal payments on convertible debenture contracts	(21,840)	-	-
Payments on margin loan	(18,455)	-	-
Member draws	-	-	(77,540)
Net cash provided by (used in) financing activities	(36,109)	217,274	351,133

CHANGE IN CASH AND CASH EQUIVALENTS	159,483	171,355	(87,973)

Cash and cash equivalents at beginning of period	22,162	348	88,321

Cash and cash equivalents at end of period	$181,645	$171,703	$348

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for :
Interest	$95,405	$7,725	$77,045
Income Taxes	$-	$-	$-
Non-Cash Transactions

Common stock issued for debt conversion	$12,420	$-	$-
Derivative liability extinguished on conversion	$55,938	$-	$-
Fixed assets purchased through accounts payable	$-	$51,853	$-
Fixed assets purchased through notes payable	$-	$-	$794,251

The accompanying notes are an integral part of these consolidated financial statements

Galenfeha, Inc.
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

NOTE 1 – BASIS OF PRESENTATION

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

The purchase price of the operating assets of Fleaux Solutions, LLC was a cash payment of $1. In addition, the Company assumed $2,155,331 of scheduled liabilities.

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

Unless otherwise indicated, the “Company” as used throughout the remainder of the notes, refers to both the Successor and Predecessor. A condensed version of our 2019 Statement of Work is as follows:

1.	Explore investments both private and public
2.	Develop new technologies for product development, engineering, and manufacturers
3.	Formulate applications for new products recently developed
4.	Commercialize new technology and products

Correction of Previously Reported Interim Information

During the audit of the Company’s consolidated financial statements for the year ended December 31, 2018, the Company identified errors related to the Predecessor’s inventory accounting, accounts receivable, depreciation of property and equipment, accounting for capital and operating leases and unrecorded liabilities.

This resulted in adjustments to the previously reported amounts in the unaudited financial statements of the Company as of December 31, 2017 (Predecessor) and the period from January 1, 2018 through January 29, 2018 (Predecessor). In accordance with the SEC’s Staff Accounting Bulletin Nos. 99 and 108 (SAB 99 and SAB 108), the Company evaluated these errors and, based on an analysis of quantitative and qualitative factors, determined that the errors were immaterial to the prior reporting periods affected. Therefore, as permitted by SAB 108, the Company corrected, in the current filing, previously reported unaudited results of the Company as of December 31, 2017 (Predecessor) and for the period from January 1, 2018 through January 28, 2018 (Predecessor)

The table below summarizes the impact on the affected periods:

	As of December 31, 2017
Consolidated Balance Sheet		(Predecessor)

	As Previously	Adjustment	As Adjusted
	Reported
Accounts receivable	$537,337	$(3,500)	$533,837
Due from related parties	12,000	2,000	14,000
Inventory	30,000	(30,000)	-
Total current assets	579,685	(31,500)	548,185
Property and equipment, net of accumulated depreciation	887,340	(28,859)	858,481
Total Assets	1,467,025	(60,359)	1,406,666
Accounts payable and accrued liabilities	237,613	71,356	308,969
Note payable	482,983	27,986	454,997
Total current liabilities	1,335,533	43,370	1,378,903
Total liabilities	1,807,457	43,370	1,850,827
Accumulated deficit	(270,392)	(103,729)	(374,121)
Total Stockholder’s equity (deficit)	(340,432)	(103,729)	(444,161)
Total Liabilities and stockholders’ Equity (deficit)	1,467,025	(60,359)	1,406,666

	January 1, 2018-January 28, 2018
Consolidated Statement of Operations		(Predecessor)

	As Previously	Adjustment	As Adjusted
	Reported
General and administrative	$146,273	$(39,242)	$107,031
Payroll expenses	66,910	(2,238)	64,672
Depreciation and amortization	20,355	7,276	27,631
Total operating expenses	233,913	(34,204)	199,709
Income from operations	132,877	(34,204)	167,081
Rental income-related party	3,000	(3,000)	-
Interest expense	(7,725)	(2,244)	(9,969)
Total other (expense)	(4,725)	(5,244)	(9,969)
Net income	128,152	28,960	157,112

	January 1, 2018-January 28, 2018
Consolidated Statement of Cash Flows		(Predecessor)

	As Previously	Adjustment	As Adjusted
	Reported
Cash Flows from Operating Activities
Net income	$128,152	$28,960	$157,112
Depreciation and amortization	20,355	7,276	27,631
Due from related party	17,000	(1,000)	18,000
Accounts payable and accrued liabilities	78,565	(42,635)	35,930
Net cash used in operating activities	(40,520)	(5,399)	(45,919)

Cash Flows from Financing Activities
Payments on notes payable	(32,814)	5,399	(27,415)
Net cash provided by financing activities	211,875	5,399	217,274

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a working capital deficit and limited cash flows from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

REVENUE RECOGNITION

Prior to January 1, 2018, the Company recognized revenue when all of the following conditions were satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of its fees is reasonably assured. pursuant to the guidance provided by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605.

On January 1, 2018, The Company adopted FASB ASC Topic 606, Revenue from Contracts with Customers. The Company primarily earns revenue from services related to sewage and waste water construction projects. Revenue is recognized when control of the services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for the services.

Revenue is recognized based on the following five step model:

•	Identification of the contract with a customer
•	Identification of the performance obligations in the contract
•	Determination of the transaction price
•	Allocation of the transaction price to the performance obligations in the contract
•	Recognition of revenue when, or as, the Company satisfies a performance obligation

Performance Obligations

Revenues are recognized when all the following criteria are satisfied: (i) a contract with an end user exists which has commercial substance; (ii) it is probable the Company will collect the amount charged to the end user; and (iii) the Company has completed its performance obligation whereby the end user has received the benefit of the services. A contract with commercial substance exists once the Company receives and accepts a purchase order or once it enters into a contract with a customer. If collectability is not probable, the sale is deferred and not recognized until collection is probable or payment is received. Control of products typically transfers when title and risk of ownership of the product has transferred to the customer. For contracts with multiple performance obligations, the Company allocates the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. The Company uses an observable price to determine the stand-alone selling price for separate performance obligations or a cost plus margin approach when one is not available. Historically the Company’s contracts have not had multiple performance obligations. The large majority of the Company’s performance obligations are recognized at a point in time as services are provided.

Incidental items that are immaterial in the context of the contract are recognized as expense. Payment terms between invoicing and when payment is due are less than one year. As of December 31, 2018, none of the Company’s contracts contained a significant financing component.

The Company elected the practical expedient to not adjust the amount of revenue to be recognized under a contract with an end user for the effects of time value of money when the timing difference between receipt of payment and recognition of revenue is less than one year.

Contract Liabilities

At a given point in time, the Company may have collected payment for future services to be provided. These transactions are deferred until the services are provided and control transfers to the customer, and the performance obligation is considered complete. At December 31, 2018 and 2017 there was no revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

Contract Costs

Costs incurred to obtain a customer contract are not material to the Company. The Company elected to apply the practical expedient to not capitalize contract costs to obtain contracts with a duration of one year or less, which are expensed and included within cost of goods and services.

Critical Accounting Estimates

Estimates may be used to determine the amount consideration in contracts, the standalone selling price among separate performance obligations and the measure of progress for contracts where revenue is recognized over time. The Company reviews and updates these estimates regularly.

Disaggregation of Revenue

The following table presents our revenues disaggregated by revenue source:

	January 29, 2018-		Year Ended
	December 31,	January 1, 2018-	December 31,
	2018	January 28, 2018	2017
	(Successor)	(Predecessor)	(Predecessor)

Pre and Post CCTV	$693,183	$26,816 $	374,769
Point Repairs	233,046	-	228,225
Manhole Rehabilitation	481,200	256,300	407,709
Service Lateral Reconnect	445,615	31,700	379,035
Cosmic Service Lateral Lining	1,482,286	97,600	548,791
Total Revenue	$3,335,330	$412,416	$1,938,529

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

Concentrations

For the period from January 29, 2018 through December 31, 2018 (Successor); $2,456,846 or 74% of our total revenue came from one customer and $634,816 or 19% came from one other customer.

For the period from January 1, 2018 through January 29, 2018 (Predecessor); $256,334 or 62% of our total revenue came from one customer and $136,937 or 33% came from one other customer. For the year ended December, 2017 (Predecessor); $898,014 or 46% of our total revenue came from one customer, $380,413 or 20% came from one customer, $347,622 or 18% came from one other customer and $198,656 or 10% came from one other customer.

CASH AND CASH EQUIVALENTS

All cash, other than held in escrow, is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents.

ACCOUNTS RECEIVABLE

Accounts receivable represents the uncollected portion of amounts recorded as revenues. Management performs periodic analyses to evaluate all outstanding accounts receivable to estimate an allowance for doubtful accounts that may not be collectible, based on the best facts available to management. Management considers historical collection patterns, accounts receivable aging trends and specific identification of disputed invoices in its analyses. After all reasonable attempts to collect a receivable have failed, the receivable is directly written off. As of December 31, 2018 (Successor) and December 31, 2017 (Predecessor), the balance of the allowance for doubtful accounts was $0, respectively.

As of December 31, 2018 (Successor), $564,884 or 69% was from a single customer, and $155,159 or 19% was from another single customer. As of December 31, 2017 (Predecessor), $355,975 or 67% was from a single customer, and $119,201 or 22% was from another single customer.

INVENTORIES

Inventories are stated at the lower of cost, using an average cost method, or net realizable value.

MARKETABLE SECURITIES

The Company reports investments in marketable securities at fair value on a recurring basis in accordance with ASC 820. Realized and unrealized gains and losses on equity securities are included in net income (loss). Equity securities are periodically reviewed for impairment using both quantitative and qualitative criteria.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to ten years for furniture, fixtures, and equipment and forty years for improvements. Total depreciation expense related to property and equipment was $165,932 for the period from January 29, 2018 to December 31, 2018 (Successor), $27,631 for the period from January 1, 2018 to January 28, 2018 (Predecessor) and $245,214 for the year ended December 31, 2017 (Predecessor). Expenditures for repairs and maintenance are charged to expense as incurred.

LONG-LIVED ASSETS

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. When impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Assets to be disposed of are recorded at the lower of net book value or fair market value less cost to sell at the date management commits to a plan of disposal. There were no impairment losses recognized in any period presented.

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

The first step involves comparing the fair value of a company's reporting units to their carrying amount. If the fair value of the reporting unit is determined to be greater than its carrying amount, there is no impairment. If the reporting unit's carrying amount is determined to be greater than the fair value, the second step must be completed to measure the amount of impairment, if any. The second step involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in step one. The implied fair value of the goodwill in this step is compared to the carrying value of goodwill. If the implied fair value of the goodwill is less than the carrying value of the goodwill, an impairment loss equivalent to the difference is recorded. The Company performed a qualitative assessment and determined no impairment of goodwill was necessary during 2018.

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

ADVERTISING EXPENSES

Advertising expenses are expensed as incurred. The Company expensed advertising costs of $0 for the period from January 29, 2018 to December 31, 2018 (Successor), $0 for the period from January 1, 2018 to January 28, 2018 (Predecessor) and $8,324 for the year ended December 31, 2017 (Predecessor), respectively.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under FASB ASC 740 Topic “Income Taxes.” Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets were recognized at December 31, 2018 (Successor).

The Predecessor was organized as a limited liability company and is taxed as a partnership for U.S. income tax purposes. As such the Predecessor is not subject to U.S. income taxes.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding for the period from January 29, 2018 through December 31, 2018 (Successor).

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

The Company utilized level 3 inputs to estimate the fair value of its derivative instruments using the Black-Scholes Option Pricing Model. There were no outstanding assets or liabilities measured on a recurring basis at December 31, 2018 (Successor) or December 31, 2017 (Predecessor) other than marketable securities (see note 5).

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50, “Equity – Based Payments to Non-Employees.” Measurement of share-based payment transactions with non- employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In preparing the financial statements, management considered all new pronouncements through the date of the report.

In January 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted this standard as of January 1, 2018. The adoption of this standard did not have a significant impact on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company adopted this standard on January 1, 2019, using the modified retrospective approach. The Company will recognized right of use assets and liabilities for any lease agreement with a lease term of greater than 12 months. The Company elected the package of practical expedients for transition, and the practical expedient to not recognize short term leases on the balance sheet.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). This ASU applies to all entities that are required to present a statement of cash flows under Topic 230. The amendments provide guidance on eight specific cash flow issues and includes clarification on how these items should be classified in the statement of cash flows and is designed to help eliminate diversity in practice as to where items are classified in the cash flow statement. Furthermore, in November 2016, the FASB issued additional guidance on this Topic that requires amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with earlier application permitted for all entities. The Company adopted this standard as of January 1, 2018. The adoption of this standard did not have a significant impact on the Company’s financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting, which aligns the accounting for share-based payment awards issued to employees and nonemployees. Under ASU No. 2018-07, the existing employee guidance will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for nonemployee awards. The Company adopted the provisions of the guidance on January 1, 2019 with no material impact on the Company’s consolidated financial statements and disclosures.

Effective January 1, 2018, the Company adopted the provisions of ASU 2017-01 – “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”). ASU 2017-01 provides revised guidance to determine when an acquisition meets the definition of a business or alternatively should be accounted for as an asset acquisition. ASU 2017-01 requires that, when substantially all of the fair value of an acquisition is concentrated in a single identifiable asset or a group of similar identifiable assets, the asset or group of similar identifiable assets does not meet the definition of a business and therefore is required to be accounted for as an asset acquisition. Transaction costs will continue to be capitalized for asset acquisitions and expensed as incurred for business combinations. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements or results of operations.

The Company does not believe that any other recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

NOTE 4 – ACQUISITION OF FLEAUX SOLUTIONS, LLC- RELATED PARTY

On January 29, 2018, the Galenfeha Inc. acquired substantially all of the operating assets of Fleaux Solutions, LLC, a Louisiana Limited Liability Company (the "Acquisition"), a Company with common officers and directors. There was no common majority ownership between the Company and Fleaux Solutions, LLC. Fleaux Solutions, LLC is engaged in the business of water, utility, and sewage construction. Upon the closing of the Acquisition, the Company received substantially all of the operating assets of Fleaux Solutions, LLC, consisting of cash on hand, inventory, accounts receivable, and fixed assets. There are common directors/officers with Galenfeha, Inc. and no common “majority” control.

The purchase price of the operating assets of Fleaux Solutions, LLC was a cash payment of $1. In addition, the Company assumed $2,155,331 of scheduled liabilities.

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

The following table summarizes the estimated fair values of the tangible and intangible assets acquired as of the date of acquisition:

January 29, 2018
Cash on hand	$171,703
Accounts receivable	814,429
Property and equipment	882,703
Goodwill	286,497
Total Assets Acquired	2,155,332
Assumption of scheduled liabilities	2,155,331
Net Assets Acquired	$1

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

Revenues and Net Income of Fleaux Solutions since the acquisition date included in the consolidated statements of operations are $3,335,330 and $127,903, respectively. There were no transaction costs incurred in connection with closing of the acquisition.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, ranging from three to forty years.

	December 31, 2018	December 31, 2017
	(Successor)	(Predecessor)
Manufacturing assets	$354,278	$285,815
Vehicles and trailers	271,686	271,686
Computer software	3,885	3,885
Capitalized leased equipment	557,152	557,152
	1,187,001	1,118,538

Less accumulated depreciation	(453,622)	(260,057)

Property and equipment, net	$733,379	$858,481

Depreciation expense related to property and equipment was $165,932, $27,631 and $245,214 for the period from January 29, 2018 through December 31, 2018 (Successor), the period from January 1, 2018 through January 28, 2018 (Predecessor) and the year ended December 31, 2017 (Predecessor), respectively.

NOTE 6 – INVESTMENTS

Marketable securities are accounted for on a specific identification basis. As of December 31, 2018, the Company held marketable securities with an aggregate fair value of $108,150. As of December 31, 2018, all of our marketable securities were invested in publicly traded equity holdings. Marketable securities were classified as current based on the percentage of the equity controlled by the Company as well as our intended use of the assets. The Company recognized unrealized losses of $(40,040) for the period from January 29, 2018 through December 31, 2018 (Successor). The Company recognized realized losses of $(21,959) for the period from January 29, 2018 through December 31, 2018 (Successor).

The Company's assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at December 31, 2018, was as follows:

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	and Liabilities	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable Securities as of December 31, 2018	$108,150	$-	$-	$108,150

Margin loans- (Successor)

From January 29, 2018 through December 31, 2018, the Company raised a total of $18,455 from a margin loan associated with its brokerage account and repaid $18,455 during the same period. As of December 31, 2018, the company has a $0 balance in this margin loan account.

NOTE 7 – NOTES PAYABLE AND CAPITAL LEASES

The Predecessor secured a line of credit with Gibsland Bank & Trust on March 22, 2017. The line of credit was secured with fixed assets financed. The balance on the line of credit was $173,561 as of December 31, 2017 (Predecessor). This line of credit was paid in full as of January 29, 2018.

The Company secured a line of credit (LOC #0221) of $500,000 on January 29, 2018 which is payable on demand. The line of credit is secured by all present and future inventory, all present and future accounts receivable, other receivables, contract rights, instruments, documents, notes, and all other similar obligation and indebtedness that may now and in the future be owed to the Company, and all general intangibles. The loan is also secured by a personal guarantee executed by the members of Fleaux Solutions, LLC including Michael Trey Moore, Christopher Ryan Marlowe, Ray S. Moore, Jr., and Frank Neal Richard. The balance on the line of credit was $321,061 on January 29, 2018. On December 31, 2018 (Successor), the balance due under the line of credit was $491,061. On February 4, 2019, the Company extended the maturity date of this line of credit to April 1, 2019. On April 9, 2019, the Company extended the maturity date of this line of credit to June 1, 2019.

The Company secured a second line of credit (LOC #0248) of $150,000 on January 29, 2018 which is payable and due on February 1, 2019. The line of credit is secured by all present and future inventory, all present and future accounts receivable, other receivables, contract rights, instruments, documents, notes, and all other similar obligation and indebtedness that may now and in the future be owed to the Company, and all general intangibles. The interest rate under this loan is the “Prime Rate” designated in the “Money Rates” section of the Wall Street Journal (the “Index”). The index currently is 5.500% per annum. Interest on the unpaid principal balance of this line will be calculated using a rate of 1.000 percentage points over the Index, resulting in an initial rate of 6.500% per annum. The Company withdrew $100,000 in funds from the line of credit on January 29, 2018 and paid loan origination and documentation of fees of $750 to bring the total outstanding line of credit balance to $100,750 on January 29, 2018. On December 31, 2018 (Successor), the balance due under the line of credit was $148,781. On February 4, 2019, the Company extended the maturity date of this line of credit to April 1, 2019. On April 9, 2019, the Company extended the maturity date of this line of credit to June 1, 2019.

Additionally, both lines of credit are secured by deposit accounts held at the Grantor’s institution which had cash balances of $179,987 and $0 as of December 31, 2018 (Successor) and December 31, 2017 (Predecessor), respectively.

During the year ended December 31, 2018 a shareholder advanced the Company $300,000 on an unsecured, interest free basis which is due on demand. The Company also agreed to pay closing costs of $9,777, which were recorded as a debt discount and amortized during the period from January 29, 2018 through December 31, 2018 (Successor). The Company repaid $50,000 on these advances during the year ended December 31, 2018 bringing the balance to $259,777. The Company repaid an additional $25,000 in February 2019.

Notes Payable (Predecessor)

The Company assumed the debt of a loan payable executed between Fleaux Solutions, LLC and Gerald W. Norder on May 2, 2017. The proceeds received under the loan totaled $197,500. The loan is unsecured and doesn’t carry an interest rate but does charge the Company an initial loan fee of $17,500, bringing the initial balance due under the loan to equal $215,000. The balance due under the loan was $60,000 and $215,000 as of December 31, 2018 (Successor) and December 31, 2017 (Predecessor), respectively.

The Company assumed the debt of a Payment Rights Purchase and Sale Agreement executed between Fleaux Solutions, LLC & Everest Business Funding on October 12, 2017. The proceeds received under the loan totaled $200,000. This loan doesn’t carry an interest rate but does charge the Company an initial loan fee of $46,000. The loan is secured by credit card sales. Payments are drafted each business banking day from the Company’s bank account in the amount of $807 until the entire principal balance of $246,000 is paid in full. The outstanding balance on this note was $0 and $189,509 as of December 31, 2018 (Successor) and December 31, 2017 (Predecessor), respectively.

The Company assumed the debt of a Cosmic Equipment loan in the amount of $142,598 between Fleaux Solutions, LLC and Business First Bank. The loan has an interest rate of 5.50% payable in thirty-six payments of $4,311 with the first payment due on January 20, 2018 and the final payment due December 20, 2020. This loan is secured with the 2016 Chevrolet DRW Express asset owned by the Company. The loan is also secured by a personal guarantee executed by the members of Fleaux Solutions, LLC including Michael Trey Moore, Christopher Ryan Marlowe, and Ray S. Moore, Jr. The outstanding balance on this loan was $97,716 and $142,598 as of December 31, 2018 (Successor) and December 31, 2017 (Predecessor), respectively.

The Company assumed the debt of a loan in the amount of $65,000 between Fleaux Solutions, LLC and KDC Pipeline, which is controlled by a friend of an officer of Fleaux Solutions. The loan is unsecured, non-interest bearing, and payable on demand. The outstanding balance on this loan was $60,000 as of December 31, 2018 (Successor) and December 31, 2017 (Predecessor), respectively.

The Company assumed the debt of two secured automobile loans of $53,311 a piece relating to the purchase of two Chevrolet Trucks executed between Fleaux Solutions, LLC & General Motors Financial on March 29, 2017. Both notes carry an interest rate of 7.75%, payable in payments of $928 for 72 months. The outstanding balance on each note was $40,888 and $47,918 as of December 31, 2018 and December 31, 2017, respectively.

The Company assumed the debt of a secured automobile loan in the amount of $53,075 between Fleaux Solutions, LLC & TD Auto Finance executed on September 28, 2017. The note has an interest rate of 5.89%, payable in payments of $1,021 for 60 months. The outstanding balance on this note was $42,158 and $50,864 as of December 31, 2018 and December 31, 2017, respectively.

The Company assumed the debt of a secured JET trailer loan in the amount of $43,618 between Fleaux Solutions, LLC & Western Equipment Finance executed on May 4, 2017. The note has an interest rate of 7.75%, payable in payments of $1,105 for 36 months, with $3,838 payable in advance. The outstanding balance on this note was $18,785 and $32,045 as of December 31, 2018 and December 31, 2017, respectively.

The Company assumed the debt of a secured excavator equipment loan in the amount of $66,788 between Fleaux Solutions, LLC & Takeuchi Financial Services executed on August 23, 2017. The note has an interest rate of 0.00%, payable in payments of $1,113 for 60 months. The outstanding balance on this note was $50,091 and $63,449 as of December 31, 2018 and December 31, 2017, respectively.

Obligations under Capital Leases (Predecessor)

In October of 2016, the Predecessor entered into a lease agreement for the purchase of a 1997 Ford Van, used in the day to day operation of Fleaux Solutions, LLC. The lease is for 48 months and requires monthly payments of $1,063, plus sales tax. The lease is secured by the underlying leased asset. This arrangement was accounted for as a capital lease and capitalized the asset at $60,415. As of December 31 (Successor) and December 31, 2017 (Predecessor), the outstanding balance under this capital lease was $43,610 and $49,408, respectively.

In October of 2016, the Predecessor entered into a lease agreement for the purchase of a 1998 Ford Van, used in the day to day operation of Fleaux Solutions, LLC. The lease is for 48 months and requires monthly payments of $2,118, plus sales tax. The lease is secured by the underlying leased asset. This arrangement was accounted for as a capital lease and capitalized the asset at $122,188. As of December 31 (Successor) and December 31, 2017 (Predecessor), the outstanding balance under this capital lease was $86,617 and $105,623, respectively.

In February of 2017, the Predecessor entered into a lease agreement for the purchase of a 2001 Sterling Tractor Truck, used in the day to day operation of Fleaux Solutions, LLC. The lease is for 36 months and requires monthly payments of $888, plus sales tax. The lease is secured by the underlying leased asset. This arrangement was accounted for as a capital lease and capitalized the asset at $31,236. As of December 31 (Successor) and December 31, 2017 (Predecessor), the outstanding balance under this capital lease was $20,912 and $26,262, respectively.

In February of 2017, the Predecessor entered into a lease agreement for the purchase of a 2014 Chevy Truck, used in the day to day operation of Fleaux Solutions, LLC. The lease is for 24 months and requires monthly payments of $986, plus sales tax. The lease is secured by the underlying leased asset. This arrangement was accounted for as a capital lease and capitalized the asset at $25,175. As of December 31 (Successor) and December 31, 2017 (Predecessor), the outstanding balance under this capital lease was $11,938 and $20,016, respectively.

In March of 2017, the Predecessor entered into a lease agreement for the purchase of a 1997 Ford E350, used in the day to day operation of Fleaux Solutions, LLC. The lease is for 12 months and requires monthly payments of $17,770, plus sales tax. The lease is secured by the underlying leased asset. This arrangement was accounted for as a capital lease and capitalized the asset at $215,136. As of December 31 (Successor) and December 31, 2017 (Predecessor), the outstanding balance under this capital lease was $35,364 and $187,538, respectively.

In March of 2017, the Predecessor entered into a lease agreement for the purchase of a Dozer, Excavator, Tractor, and Backhoe, used in the day to day operation of Fleaux Solutions, LLC. The lease is for 36 months and requires monthly payments of $2,645, plus sales tax. The lease is secured by the underlying leased asset. This arrangement was accounted for as a capital lease and capitalized the asset at $102,503. The equipment purchased under this capital lease was acquired from Osprey Oil & Gas, a related party Company with common ownership between the owners of Fleaux Solutions, LLC. As of December 31, 2018 (Successor) and December 31, 2017 (Predecessor), the outstanding balance under this capital lease was $62,442 and $89,547, respectively.

The current maturities and five year debt schedule for the notes is as follows and includes all lines of credit payable, notes payable, capital leases, convertible notes payable, short-term non-secured debt and amounts due to officer and related parties:

2019	$1,343,084
2020	204,675
2021	44,028
2022	38,554
2023 and thereafter	7,308
Total current notes payable	$1,637,649

NOTE 8 – CONVERTIBLE LOANS

Prior to the Acquisition date of January 29, 2018, Galenfeha had the below unsecured convertible notes:

June 2017 Note

Effective June 8, 2017 the Company entered into a Convertible Promissory Note (“Power Up Note One”) with Power Up Lending Group, Ltd. pursuant to which the Company issued Power Up Lending Group, Ltd. a convertible note in the amount of $43,000. The maturity date is March 20, 2018.

On June 8, 2017 the Company received consideration of $40,000. In addition, the Company paid legal fees of $3,000 associated with the entering into this agreement and thus recognized a liability of $43,000 associated with the Power Up Note One. The Company recognized a discount of $3,000 on fees paid upon entering into this agreement. There were no additional borrowings under the Power Up Note One during the twelve months ended December 31, 2017. The Power Up Note carries an interest rate of 12% per annum from the Issue Date until the principal amount becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. Any amount of principal or interest on the Power Up Note which is not paid when due shall bear interest at the rate of 22% per annum from the due date thereof until the same is paid. Interest shall commence accruing on the date that the Note is fully paid and shall be computed on the basis of a 365-day year and the actual number of days elapsed. Since no payments were made on this note on or before 180 days from the effective date of the note, accrued interest due was recorded in the amount of $4,029 on December 10, 2017. Interest paid under the Power Up Note One totaled $0 at December 31, 2017. The note was declared in default on November 20, 2017 with a default penalty of $21,500 added onto the principal. The default penalty was accounted for as interest expense as of December 31, 2017.

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

July 2018 Note

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

August 2018 Note

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

The July and August 2018 notes were considered for derivative liability treatment. The Company concluded that no derivates existed as of the issuance date or December 31, 2018.

Amortization of the costs associated with these notes totaled $2,507 for the year ended December 31, 2018.

NOTE 9 – DERIVATIVE LIABILITY

During the year ended December 31, 2018, the Company identified conversion features embedded within its convertible debt. The Company has determined that the conversion feature of the Notes represents an embedded derivative since the Notes are convertible into a variable number of shares upon conversion. Accordingly, the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. Therefore, the fair value of the derivative instruments have been recorded as liabilities on the balance sheet with the corresponding amount recorded as discounts to the Notes. Such discounts will be accreted from the issuance date to the maturity date of the Notes. The change in the fair value of the derivative liabilities will be recorded in other income or expenses in the statement of operations at the end of each period, with the offset to the derivative liabilities on the balance sheet. The fair values of the embedded derivative liabilities were determined using the Black-Scholes valuation model on the issuance dates with the assumptions in the table below.

The change in fair value of the Company’s derivative liabilities for the years ended December 31, 2018 and 2017 is as follows:

January 29, 2018	$158,542
Derivative liability extinguished on conversion	(55,938)
Fair value mark – to market adjustment	(102,604)
December 31, 2018 fair value	$-

The gain on the change in fair value of derivative liabilities for the period from January 29, 2018 through December 31, 2018 totaled $102,604.

The fair value at the issuance and re-measurement dates for the convertible debt treated as derivative liabilities are based upon the following estimates and assumptions made by management for the year ended December 31, 2018 (Successor):

Exercise prices	See Note 8
Expected dividends	0%
Expected volatility	87%-400%
Expected term	See Note 8
Discount rate	29%-1.39%

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

As of December 31, 2018, 7,300,000 shares of the Company’s preferred stock Series A were issued and outstanding. As of December 31, 2018, 27,347,563 shares of the Company’s preferred stock Series B were issued and outstanding.

COMMON STOCK

The authorized stock of the Company consists of 150,000,000 common shares with a par value of $0.001. As of December 31, 2018, 72,300,000 shares of the Company’s common stock were issued and outstanding.

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

On January 29, 2018, a Director of the company sold 3,000,000 shares of preferred stock Series B to two affiliates of Fleaux Solutions, LLC and to an affiliate of Fleaux Services, LLC. These shares will be moved into preferred stock Series A.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company assumed two lease agreements with respect to the acquisition of Fleaux Solutions, LLC for office/warehouse facilities and yard storage in Louisiana. The office/warehouse lease is for 36 months beginning August 1, 2017. The rent due under the office/warehouse facility lease is as follows:

August 2017 – January 2018 (Months One Through Six)	$5,000 per month
February 2018 – July 2018 (Months Seven Through Twelve)	$6,000 per month
August 2018 – January 2019 (Months Thirteen Through Eighteen)	$7,000 per month
February 2019 – July 2020 (Months Nineteen Through Thirty-Six)	$8,000 per month

Future minimum lease payments are as follows:

Year Ended	Amount
2019	$95,000
2020	56,000
2021	-
2022	-
2023	-
$151,000

The yard storage lease is $1,000 per month or $12,000 per year beginning on March 1, 2017. The terms of the yard storage lease are month to month. The Predecessor subleased a portion of the office space to Fleaux Services of Louisiana, LLC, a related party. The Predecessor recognized rental income of $4,000, $2,000 and $14,000 during the period from January 1, 2018 through January 28, 2019 and the year ended December 31, 2017. The income was recognized as a component of selling, general and administrative expenses. The Predecessor received cash payment of $20,000 from Fleaux Services in January 2018.

Additionally, the Company leases space in Fort Worth, Texas for corporate facilities for $109 monthly or $1,308 per year, and additional office space for $950 per month. The terms of both leases are month to month.

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 12 – RELATED PARTY TRANSACTIONS

On November 4, 2016, Mr. James Ketner, Galenfeha’s Chairman and CEO made a cash contribution to the Company in the amount of $100,000 in exchange for a note that has a fixed repayment of $110,000. The note is unsecured, bears no interest, and can be repaid by the Company when the funds become available. The note can be renegotiated between Galenfeha and Mr. Ketner if both parties agree to the terms. There were no principal repayments on the note for the twelve months ending December 31, 2016, and the principal balance due under the note as of December 31, 2016 was $110,000. Principal repayments made under the note for the twelve months ending December 31, 2017 totaled $84,000, and the principal balance due under the note as of December 31, 2017 (Predecessor) was $26,000. On January 29, 2018, Mr. Ketner advanced the Company an additional $20,000 under the terms of this note for a fixed repayment of $21,000, bringing the total balance due under the terms of this note to $47,000 as of January 29, 2018. Principal repayments made under the note for the period from January 29, 2018 through December 31, 2018 (Successor) totaled $47,000, and the principal balance due under the note as of December 31, 2018 (Successor) was $0.

The Company subleases a portion of its office space to Fleaux Services of Louisana, LLC, a related party. The Company recognized rental income of $4,000, $2,000 and $14,000 for the period from January 29, 2018 through December 31, 2018 (Successor), the period from January 1, 2018 though January 28, 2018 (Predecessor) and for the year ended December 31, 2017 (Predecessor), respectively. As of December 31, 2018 (Successor) and December 31, 2017 (Predecessor), the Company was owed $0 and $14,000, respectively, by Fleaux Services.

During the year ended December 31, 2017 the Predecessor received advances from officers of $69,692, and made repayments of $44,157. As of December 31, 2017, the Company owed these officers $36,867. The Predecessor received an additional $35,000 from one officer during the period from January 1, 2018 thorough January 28, 2018 (Predecessor). During the period from January 29, 2018 through December 31, 2018, the Company received proceeds of $615,000 from officers and related parties of the Company, and made payments of $414,500. The Company incurred origination fees of $9,777 related to one of these loans, which was recorded as debt discount and fully amortized during the period from January 29, 2018 to December 31, 2018 (Successor). As of December 31, 2018, the Company owed $327,144 to these related parties.

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

On January 29, 2018, the Company entered into a Definitive Agreement to acquire Fleaux Solutions, LLC, a Company with common director and shareholders for a cash purchase of $1.00. Fleaux Solutions at the time of acquisition was owned by Director Trey Moore, President/CEO of Fleaux Services, LLC, Christopher Ryan Marlowe, Chief Operating Officer of Fleaux Services, LLC, and Ray Moore Jr., brother of Trey Moore. See Note 4

During the period from January 29, 2018 through December 31, 2018 (Successor), the Company received $15,000 in royalty income from Fleaux Services, LLC relating to the sale of Galenfeha-style batteries. Mr. Trey Moore is the President/CEO of Fleaux Services and Fleaux Solutions, and also is a Director of Galenfeha, Inc. The royalty income is included in miscelleanous income in the consolidated statements of operations.

NOTE 13 – UNCERTAIN TAX POSITIONS

The predecessor received a letter on May 17, 2016 from the Caddo-Shreveport Sales and Use Tax Commission informing them of a parish sales and use tax audit scheduled to begin on June 28, 2016. The audit period covered is January 1, 2013 through May 31, 2016. The audit is currently under way and no judgments or assessments have been issued. Management is of the opinion that this audit will not result in any material change in the Company’s financial results.

NOTE 14 – INCOME TAX

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced cumulative operating losses since inception. When it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forward, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the period March 14, 2013 (date of inception) through December 31, 2018 applicable under FASB ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet. The Company is in the process of filing appropriate returns for the Company.

The Predecessor was organized as a limited liability company and is taxed as a partnership for U.S. income tax purposes. As such the Predecessor is not subject to U.S. income taxes.

The component of the Company’s deferred tax assets as of December 31, 2018 and 2017 are as follows:

	December 31,	December 31,
	2018	2017
Deferred tax asset	$393,000	$-
Valuation allowance	(393,000)	-
Net deferred tax asset	$-	$-

The approximate net operating loss carry forward was approximately $1,872,000 as of December 31, 2018 and will start to expire in 2033. The Company did not pay any income taxes during 2018 or 2017.

NOTE 15 – SUBSEQUENT EVENTS

During the first quarter of 2019, a total of 15,347,563 shares of Preferred B stock were exchanged into common shares, and a total of 12,000,000 shares of Preferred B stock were exchanged into shares of Preferred A stock. The following table outlines the holdings of officers after exchanging either all or some of their preferred series of stock for common stock.:

	Name and Address of	Amount and Nature of
Title of Class	Beneficial Owner	Beneficial Ownership	Percent of Class
Common	Lucien Marioneaux, Jr.	12,205,963	12.7%
Common	Trey Moore	800,000	Less than 1%
Common	LaNell Armour	2,341,600	2.4%
Officers and Directors as a Group		15,447,563	16.1%
(4 persons)
Preferred – Series A	Trey Moore	9,000,000	46.6%
Preferred – Series A	Ryan Marlowe	2,000,000	10.4%
Preferred – Series A	James Ketner	6,750,000	35.05%
Officers and Directors as a Group		17,750,000	92.0%
(4 persons)

Subsequent to December 31, 2018, the Company issued 8,296,653 shares of common stock pursuant to conversion of debt related to the conversion of $133,000 in principal of the July 2018 convertible note with PowerUp Lending.

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

Our management assessed the effectiveness of our internal control over financial reporting during the year ended December 31, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. (2013) Based on our assessment, as of December 31, 2018, our management has concluded that our internal controls over financial reporting were not operating effectively. Management has identified the following material weaknesses in our internal control over financial reporting as of December 31, 2018:

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

3.

We did not maintain proper segregation of duties for the preparation of our financial statements – During the year ended December 31, 2018 the majority of the preparation of financial statements was carried out by one person. This has resulted in several deficiencies including:

a.	Significant, non-standard journal entries were prepared and approved by the same person, without being checked or approved by any other personnel.

b.	Lack of control over preparation of financial statements, and proper application of accounting policies.

4.

We lack sufficient information technology controls and procedures – As of December 31, 2018, we lacked a proper data backup procedure, and while backup did take place in actuality, we believe that it was not regulated by methodical and consistent activities and monitoring.

The foregoing material weaknesses identified in our internal control over financial reporting were identified by our external consultants responsible for the preparation of our financial reporting package. The aforementioned material weaknesses did not impact our financial reporting or result in a material misstatement of our financial statements.

As of December 31, 2018 we have not taken action to correct the material weaknesses identified in our internal control over financial reporting. Once we have sufficient personnel available our Board of Directors, in connection with the aforementioned weaknesses, will implement the following remediation measures:

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the last quarter of our fiscal year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position	Director since:
James Ketner	53	President/CEO/Chief Financial Officer/Director	January 1, 2017
Lucien Marioneaux	47	Director and Former President/CEO/Chief Financial	Inception
Trey Moore	48	Director	Inception
LaNell Armour	54	Director/Secretary/Treasurer	Inception

James Ketner – Chairman/Chief Executive Office - Mr. Ketner has over 28 years of experience as a Director and Chief Executive Officer of public and non-public corporations. Much of his professional career has been spent as a contract consulting engineer for Fortune 500 multinational companies, building a successful track record in directing public companies, securities law, domestic and international regulatory agencies, operations streamlining, maximizing productivity, and directing companies to achieve record profitability through increased efficiency and productivity with state of the art technology. Mr. Ketner is a resourceful decision-maker who combines strong leadership and organizational skills with the ability to direct programs throughout the design and manufacturing processes, utilizing his extensive experience and expertise in high tech engineering and manufacturing environments. Mr. Ketner began his career as a Numeric Control programmer at General Dynamics. In 1991, Mr. Ketner embarked on his own as a consultant, and has since done contractual consulting work for General Dynamics, Pratt and Whitney, Boeing, Lockheed, Daimler Chrysler, Fiat, Honda Research and Development, Rockwell, Sikorsky Aircraft, Embraer SP, and Dassault/Falcon Jet. Mr. Ketner has traveled extensively and is well versed in conducting business in North and South America.

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

Lucien Marioneaux, Jr. – Director – Mr. Marioneaux has enjoyed a 15-year legal career throughout the state of Louisiana. He previously held the position of Senior Director of Security, Risk Management and Regulatory Compliance for L’Auberge du Lac Casino Resort, directing all operations within those departments. Mr. Marioneaux is active in the Louisiana Bar Association, the Shreveport Bar Association, the DeSoto Parish Bar Association, the Louisiana Casino Association and the Louisiana District Attorney’s Association, He has served as co-chair of the Southwest Chamber of Commerce’s Governmental Affairs Committee and was a visiting professor for McNeese State University, where he taught “The Legal Environment of Business.” Board Meeting Attendance: During fiscal 2018, our board of directors did not hold any meetings.

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

Summary Compensation Table

	year	Salary($)	Total($)
KTNR, Inc.	2018	42,000	42,000

KTNR, Inc.	2016	8,000	8,000
LaNell Armour,	2016	32,500	32,500

Secretary/Treasurer
LaNell Armour,
Secretary/Treasurer	2017	5,000	5,000

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial shareholdings of our directors, officers and our directors and executive officers as a group and persons who beneficially hold five percent or more of our common stock, as of December 31, 2018, with the computation being based upon 34,647,563 shares of preferred stock outstanding and 72,300,000 shares of common stock being outstanding. Each person has sole voting and investment power with respect to the shares of common stock shown and all ownership is of record and beneficial. The address of our directors and officers is our address.

Title of Class	Name and Address	Amount and Nature of	Percent of Class
	of Beneficial	Beneficial Ownership
	Owner
Preferred – Series B	Lucien Marioneaux, Jr.	12,205,963	44.6%
Preferred – Series B	Trey Moore	9,800,000	35.8%
Preferred – Series B	LaNell Armour	2,341,600	8.6%
Preferred – Series B	James Ketner	3,000,000	11%
Preferred – Series A	James Ketner	6,750,000	92.5%
Officers and Directors as a Group (4 persons)		34,097,563	98.4%

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On November 4, 2016, Mr. James Ketner, Galenfeha’s Chairman and CEO made a cash contribution to the Company in the amount of $100,000 in exchange for a note that has a fixed repayment of $110,000. The note is unsecured, bears no interest, and can be repaid by the Company when the funds become available. The note can be renegotiated between Galenfeha and Mr. Ketner if both parties agree to the terms. There were no principal repayments on the note for the twelve months ending December 31, 2016, and the principal balance due under the note as of December 31, 2016 was $110,000. Principal repayments made under the note for the twelve months ending December 31, 2017 totaled $84,000, and the principal balance due under the note as of December 31, 2017 (Predecessor) was $26,000. On January 29, 2018, Mr. Ketner advanced the Company an additional $20,000 under the terms of this note for a fixed repayment of $21,000, bringing the total balance due under the terms of this note to $47,000 as of January 29, 2018. Principal repayments made under the note for the period from January 29, 2018 through December 31, 2018 (Successor) totaled $47,000, and the principal balance due under the note as of December 31, 2018 (Successor) was $0.

The Company subleases a portion of its office space to Fleaux Services of Louisana, LLC, a related party. The Company recognized rental income of $4,000, $2,000 and $14,000 for the period from January 29, 2018 through December 31, 2018 (Successor), the period from January 1, 2018 though January 28, 2018 (Predecessor) and for the year ended December 31, 2017 (Predecessor), respectively. As of December 31, 2018 (Successor) and December 31, 2017 (Predecessor), the Company was owed $0 and $14,000, respectively, by Fleaux Services.

During the year ended December 31, 2017 the Predecessor received advances from officers of $69,692, and made repayments of $44,157. As of December 31, 2017, the Company owed these officers $36,867. The Predecessor received an additional $35,000 from one officer during the period from January 1, 2018 thorough January 28, 2018 (Predecessor). During the period from January 29, 2018 through December 31, 2018, the Company received proceeds of $615,000 from officers and related parties of the Company, and made payments of $414,500. The Company incurred origination fees of $9,777 related to one of these loans, which was recorded as debt discount and fully amortized during the period from January 29, 2018 to December 31, 2018 (Successor). As of December 31, 2018, the Company owed $327,144 to these related parties. The Company repaid an additional $25,000 in February 2019.

During the period from January 29, 2018 through December 31, 2018 (Successor), the Company received $15,000 in royalty income from Fleaux Services, LLC relating to the sale of Galenfeha-style batteries. Mr. Trey Moore is the President/CEO of Fleaux Services and Fleaux Solutions, and also is a Director of Galenfeha, Inc.

The Predecessor subleased a portion of the office space to Fleaux Services of Louisiana, LLC, a related party. The Predecessor recognized rental income of $4,000, $2,000 and $14,000 during the period from January 29, 2018 through December 31, 2018 (Successor) January 1, 2018 through January 28, 2018 (Predecessor) and the year ended December 31, 2017 (Predecessor). The income was recognized as a component of selling, general and administrative expenses. The Predecessor received cash payment of $20,000 from Fleaux Services in January 2018.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth amounts we have been billed with respect to 2018 and 2017 for certain services provided by our independent accountant.

Service	2018	2017

Audit	$35,700	$44,298
Audit-related fees	$-	-
Tax compliance, tax advice and tax planning	$-	-
All other services	$-	13,849

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT NO.	DOCUMENT DESCRIPTION

3.1 *	Articles of Incorporation of Galenfeha, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 [Reg. No. 333-118880 filed May 23, 2013])

3.2 *	Amended Bylaws of Galenfeha, Inc. (incorporated by reference to Exhibit 99.1 filed with the Commission on Form 8-K, December 21, 2016)

*Previously filed and incorporated by reference. The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 21st day of May 2019.

GALENFEHA, INC.

/s/ Trey Moore
Trey Moore
President/Chief Executive Officer, Principal Financial Officer,
Principal Accounting Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James Ketner
James Ketner	Chairman	May 21, 2019

/s/ Trey Moore	Director, President and Chief Executive Officer
Trey Moore	(Principal Financial Officer, Principal Accounting Officer)	May 21, 2019

/s/ LaNell Armour
LaNell Armour	Secretary/Treasurer/Director	May 21, 2019

/s/ Lucien Marioneaux, Jr.
Lucien Marioneaux, Jr.	Director	May 21, 2019