Form 10-Q
period 2019-03-31
Galenfeha, Inc.
filed 2024-11-19
CIK 1574676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 001-10346

Galenfeha, Inc.

(Exact name of registrant as specified in its charter)

Nevada	46-2283393
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4362 Mahan Drive

Tallahassee, FL 32308

(Address of principal executive offices) (Zip code)

954-494-7934

(Registrant’s telephone number, including area code)

420 Throckmorton Street, Suite 200

Fort Worth, Texas 76102

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 18, 2024, there were 97,525,679 shares of the registrant’s common stock outstanding, each with a par value of $0.001.

TABLE OF CONTENTS

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

Galenfeha, Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Galenfeha, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2019	December 31, 2018
	(Successor)	(Successor)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$20,644	$181,645
Marketable securities	102,000	108,150
Accounts receivable	983,941	815,266
Inventory	157,751	164,978
Total current assets	1,264,336	1,270,039

Property and equipment, net of accumulated depreciation	758,999	733,379
Right of use assets, operating leases	103,369	-
Goodwill	286,497	286,497

TOTAL ASSETS	$2,413,201	$2,289,915

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$485,379	$492,805
Lines of credit payable	640,418	639,841
Note payable	148,602	316,546
Convertible notes payable, net of discount	11,409	182,507
Short-term non-secured debt	60,000	60,000
Due to officer and related parties	352,144	327,144
Right of use liabilities, operating leases, current portion	88,025	-
Right of use liabilities, finance leases, current portion	162,952	-
Derivative liabilities	90,727	-
Total current liabilities	2,039,656	2,018,843

Right of use liabilities, operating leases	31,344	-
Right of use liabilities, finance leases	75,720	-
Long term notes payable	240,216	294,565
Total liabilities	2,386,936	2,313,408

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock Preferred A shares: Authorized: 20,000,000 shares, $0.001 par value, 19,300,000 and 7,300,000 issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	19,300	7,300
Preferred B shares: Authorized: 30,000,000 shares, $0.001 Par value, 0 and 27,347,563 issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	-	27,348
Common stock Authorized: 150,000,000 common shares, $0.001 par value, 95,944,216 and 72,300,000 issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	95,945	72,300
Additional paid-in capital	4,003,287	3,709,081
Accumulated deficit	(4,092,267)	(3,839,522)
Total stockholders’ equity (deficit)	26,265	(23,493)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,413,201	$2,289,915

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Galenfeha, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	January 29, 2018-	January 1, 2018-
	March 31, 2019	March 31, 2018	January 28, 2018
	(Successor)	(Successor)	(Predecessor)

Revenues	$1,007,082	$708,126	$412,416
Less: Cost of Sales	264,433	206,395	45,626

Operating Expenses:
General and administrative	351,599	90,994	107,031
Payroll expenses	302,343	178,117	64,672
Professional fees	67,876	25,699	375
Depreciation and amortization expense	39,929	54,784	27,631
Total operating expenses	761,747	349,594	199,709

Income (loss) from operations	(19,098)	152,137	167,081

Other (expense) income:
Miscellaneous income (expense)	(1,391)	667	-
Realized loss on sale of investments	(10,994)	(7,590)	-
Unrealized gain (loss) on investments	33,295	(9,912)	-
Interest expense	(177,285)	(66,834)	(9,969)
Gain (loss) on derivative instruments	(77,272)	102,604	-
Total other (expense) income	(233,647)	18,935	(9,969)

Net income (loss)	$(252,745)	$171,072	$157,112

Net income (loss) per share, basis and diluted	$(0.00)	$0.00

Weighted average number of common shares outstanding, basic and diluted	89,929,857	72,153,253

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Galenfeha, Inc.

Consolidated Statements of Equity (Deficit)

(Unaudited)

	Member							Additional	Total
	Contributions	Preferred Series A		Preferred Series B		Common Stock		Paid-in	Accumulated	Equity
	(draws)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance - December 31, 2017 (Predecessor)	$(70,040)	-	$-	-	$-	-	$-	$-	$(374,121)	$(444,161)

Net income	-	-	-	-	-	-	-	-	157,112	157,112

Balance - January 28, 2018 (Predecessor)	(70,040)	-	-	-	-	-	-	-	(217,009)	(287,049)

Balance - January 29, 2018 (Successor)	$-	7,300,000	$7,300	27,347,563	$27,348	70,399,716	$70,399	$3,643,537	$(3,923,978)	$(175,394)

Conversion debt to shares	-	-	-	-	-	1,923,077	1,923	10,497	-	12,420

Repurchase and cancellation of common shares	-	-	-	-	-	(22,793)	(22)	(891)	-	(913)

Derivative liability extinguished on conversion	-	-	-	-	-	-	-	55,938	-	55,938

Net income	-	-	-	-	-	-	-	-	171,072	171,072

Balance - March 31, 2018 (Successor)	$-	7,300,000	$7,300	27,347,563	$27,348	72,300,000	$72,300	$3,709,081	$(3,752,906)	$63,123

Balance – December 31, 2018 (Successor)	$-	7,300,000	$7,300	27,347,563	$27,348	72,300,000	$72,300	$3,709,081	$(3,839,522)	$(23,493)

Conversion debt to shares	-	-	-	-	-	8,296,653	8,297	124,703	-	133,000

Derivative liability extinguished on conversion	-	-	-	-	-	-	-	169,503	-	169,503

Preferred Series B converted to common stock	-	-	-	(15,347,563)	(15,348)	15,347,563	15,348	-	-	-

Preferred Series B converted to Preferred Series A	-	12,000,000	12,000	(12,000,000)	(12,000)	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	-	(252,745)	(252,745)

Balance - March 31, 2019 (Successor)	$-	19,300,000	$19,300	-	$-	95,944,216	$95,945	$4,003,287	$(4,092,267)	$26,265

Galenfeha, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended	January 29, 2018-	January 1, 2018-
	March 31, 2019	March 31, 2018	January 28,2018
	(Successor)	(Successor)	(Predecessor)

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(252,745)	$171,072	$157,112
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	39,929	54,784	27,631
(Gain) Loss on derivative instruments	77,272	(102,604)	-
Amortization for debt discounts on notes payable and convertible notes	144,860	30,956	-
Amortization of right of use assets, operating leases	17,679	-	-
Bad debt expense	144,658	-	-
Realized losses on investments	10,994	7,590	-
Unrealized (gains) losses on investments	(33,295)	9,912	-
Changes in operating assets and liabilities:
Accounts receivable	(313,333)	62,391	(284,592)
Due from related party	-	(4,000)	18,000
Inventory	7,227	(60,000)	-
Prepaid expenses and other current assets	-	(93,686)	-
Accounts payable and accrued liabilities	10,125	(41,068)	35,930
Right of use liabilities, operating leases	(19,679)	-	-
Net cash provided by (used in) operating activities	(166,308)	35,347	(45,919)

CASH FLOWS FROM INVESTING ACTIVITIES
Repurchase and cancellation of common shares	-	(913)	-
Sale and purchases of investments, net	28,451	30,418	-
Cash assumed in acquisition of subsidiary	-	171,703	-
Net cash provided by (used in) investing activities	28,451	201,208	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from lines of credit	657,000	108,030	627,147
Payments on lines of credit	(656,423)	-	(378,897)
Payments on other loans payable	-	(100,348)	-
Payments on notes payable and capital leases	(48,721)	(144,861)	(27,415)
Proceeds on liabilities due to officer and related parties	50,000	300,000	35,000
Payments on liabilities due to officer and related parties	(25,000)	(28,500)	(38,561)
Principal payments on convertible debenture contracts	-	(21,840)	-
Payments on margin loan	-	(14,203)	-
Net cash provided by (used in) financing activities	(23,144)	98,278	217,274

CHANGE IN CASH AND CASH EQUIVALENTS	(161,001)	334,833	171,355

Cash and cash equivalents at beginning of period	181,645	22,162	348

Cash and cash equivalents at end of period	$20,644	$356,995	$171,703

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for :
Interest	$18,854	$34,787	$7,725
Income Taxes	$-	$-	$-
Non-Cash Transactions

Common stock issued for debt conversion	$133,000	$12,420	$-
Derivative liability extinguished on conversion	$169,503	$55,938	$-
Debt discount from issuance of new derivative liabilities	$182,958	$-	$51,853
Initial recognition of ROU assets and liabilities due to adoption of ASC 842	$139,048	$-	$-
Finance leases reclassified out of notes payable	$260,137	$-	$-
Preferred Series B shares converted into common shares	$15,348	$-	$-
Preferred Series B shares converted into Preferred Series A shares	$12,000	$-	$-
Fixed assets purchased through accounts and notes payable	$65,549	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

Galenfeha, Inc.

Notes to Consolidated Financial Statements

March 31, 2019

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2019, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these unaudited interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2018 audited financial statements included in its Form 10-K filed with the Securities and Exchange Commission. The results of operations for the period ended March 31, 2019 are not necessarily indicative of the operating results for the full year.

The basis of presentation is not consistent between the successor and predecessor entities and the financial statements are not presented on a comparable basis. As a result, the accompanying consolidated statements of operations, cash flows and comprehensive income (loss) are presented for two different reporting entities:

The term “Successor” relates to the combined entities financial periods and balance sheets succeeding the Acquisition; the term “Predecessor” relates to the financial of Fleaux Solutions, LLC periods preceding the Acquisition (prior to January 29, 2018).

Unless otherwise indicated, the “Company” as used throughout the remainder of the notes, refers to both the Successor and Predecessor.

Correction of Previously Reported Interim Information

During the audit of the Company’s consolidated financial statements for the year ended December 31, 2018, the Company identified errors related to the Predecessor’s inventory accounting, accounts receivable, derivatives depreciation of property and equipment, accounting for capital and operating leases and unrecorded liabilities.

This resulted in adjustments to the previously reported amounts in the unaudited financial statements of the Company for the period from January 29, 2018 through March 31, 2018 (Successor). In accordance with the SEC’s Staff Accounting Bulletin Nos. 99 and 108 (SAB 99 and SAB 108), the Company evaluated these errors and, based on an analysis of quantitative and qualitative factors, determined that the errors were immaterial to the prior reporting periods affected. Therefore, as permitted by SAB 108, the Company corrected, in the current filing, previously reported unaudited results of the Company for the period from January 29, 2018 through March 31, 2018 (Successor)

The table below summarizes the impact on the affected periods:

	January 29, 2018 through March 31, 2018
Consolidated Statement of Operations	(Successor)

	As Previously
	Reported	Adjustment	As Adjusted
Cost of sales	$219,423	$(13,028)	$206,395
General and administrative	92,464	(1,470)	90,994
Payroll expenses	197,939	(19,822)	178,117
Professional fees	29,320	(3,621)	25,699
Depreciation and amortization	40,710	14,074	54,784
Total operating expenses	360,433	(10,839)	349,594
Income from operations	128,270	23,867	152,137
Rental income-related party	6,000	(6,000)	-
Miscellaneous income	36	631	667
Realized gain (loss) on sale of investments	(762)	(6,828)	(7,590)
Unrealized gain (loss) on investments	(3,030)	(6,882)	(9,912)
Gain (loss) on derivative instruments	(105,284)	207,888	102,604
Interest expense	(63,836)	(2,998)	(66,834)
Total other income (expense)	(166,876)	185,811	18,935
Net income (loss)	(38,606)	209,678	171,072
Net income (loss) per share	$(0.00)	$0.00	$0.00
Weighted average number of common shares outstanding	69,937,803	2,215,450	72,153,253

	January 29, 2018 through March 31, 2018
Consolidated Statement of Cash Flows	(Successor)

	As Previously
	Reported	Adjustment	As Adjusted
Cash Flows from Operating Activities
Net income (loss)	$(38,606)	$209,678	$171,072
Amortization of debt discount	30,925	31	30,956
Realized losses on sale of investments	762	6,828	7,590
Unrealized losses on investments	3,030	6,882	9,912
(Gain) loss on derivative instruments	105,284	(207,888)	(102,604)
Depreciation and amortization	40,710	14,074	54,784
Accounts receivable	57,391	5,000	62,391
Due from related party	(1,000)	(3,000)	(4,000)
Prepaid expenses and other current assets	(62,769)	(30,917)	(93,686)
Accounts payable and accrued liabilities	(30,225)	(10,843)	(41,068)
Net cash used in operating activities	45,502	(10,155)	35,347

Cash Flows from Investing Activities
Sales and purchases of investments, net	36,765	(6,347)	30,418
Net cash provided by investing activities	207,555	(6,347)	201,208

Cash Flows from Financing Activities
Payments on notes payable	(161,363)	16,502	(144,861)
Proceeds on liabilities due to officer and related parties	-	300,000	300,000
Proceeds from other loans payable	300,000	(300,000)	-
Net cash provided by financing activities	81,776	16,502	98,278

NOTE 2 - GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a working capital deficit and limited cash flows from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the accompanying unaudited interim consolidated financial statements are issued. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Revenue is recognized based on the following five step model:

●	Identification of the contract with a customer
●	Identification of the performance obligations in the contract
●	Determination of the transaction price
●	Allocation of the transaction price to the performance obligations in the contract
●	Recognition of revenue when, or as, the Company satisfies a performance obligation

Performance Obligations

Revenues are recognized when all the following criteria are satisfied: (i) a contract with an end user exists which has commercial substance; (ii) it is probable the Company will collect the amount charged to the end user; and (iii) the Company has completed its performance obligation whereby the end user has received the benefit of the services. A contract with commercial substance exists once the Company receives and accepts a purchase order or once it enters into a contract with a customer. If collectability is not probable, the sale is deferred and not recognized until collection is probable or payment is received. Control of products typically transfers when title and risk of ownership of the product has transferred to the customer. For contracts with multiple performance obligations, the Company allocates the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. The Company uses an observable price to determine the stand-alone selling price for separate performance obligations or a cost-plus margin approach when one is not available. Historically the Company’s contracts have not had multiple performance obligations. The large majority of the Company’s performance obligations are recognized at a point in time as services are provided.

Incidental items that are immaterial in the context of the contract are recognized as expense. The payment terms between invoicing and when payment is due are less than one year. As of March 31, 2019, none of the Company’s contracts contained a significant financing component.

The Company elected the practical expedient to not adjust the amount of revenue to be recognized under a contract with an end user for the effects of time value of money when the timing difference between receipt of payment and recognition of revenue is less than one year.

Contract Liabilities

At a given point in time, the Company may have collected payment for future services to be provided. These transactions are deferred until the services are provided and control transfers to the customer, and the performance obligation is considered complete. At March 31, 2019 and December 31, 2018 there was no revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

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

Disaggregation of Revenue

The following table presents our revenues disaggregated by revenue source:

	Three Months Ended	January 29, 2018-	January 1, 2018-
	March 31, 2019	March 31, 2018	January 28, 2018
	(Successor)	(Successor)	(Predecessor)

Pre and Post CCTV	$85,582	$163,699	$26,816
Point Repairs	27,450	44,060	-
Manhole Rehabilitation	16,400	157,941	256,300
Service Lateral Reconnect	213,300	82,001	31,700
Cosmic Service Lateral Lining	664,350	260,425	97,600
Total Revenue	$1,007,082	$708,126	$412,416

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

Concentrations

For the three months ended March 31, 2019 (Successor); one customer accounted for $433,515 or 43% of our total revenue, one customer accounted for $393,833 or 39% of our total revenue, and one customer accounted for $176,078 or 17% of our total revenue.

For the period from January 29, 2018 through March 31, 2018 (Successor); $642,507 or 91% of our total revenue came from one customer.

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

ACCOUNTS RECEIVABLE

Accounts receivable represents the uncollected portion of amounts recorded as revenues. Management performs periodic analyses to evaluate all outstanding accounts receivable to estimate an allowance for doubtful accounts that may not be collectible, based on the best facts available to management. Management considers historical collection patterns, accounts receivable aging trends and specific identification of disputed invoices in its analyses. After all reasonable attempts to collect a receivable have failed, the receivable is directly written off. As of March 31, 2019 and December 31, 2018 (Successor), the balance of the allowance for doubtful accounts was $144,658 and $0, respectively.

As of March 31, 2019 (Successor), $442,659 or 45% was from a single customer, $397,457 or 40% was from another single customer, and $135,898 or 14% was from another single customer. As of December 31, 2018 (Successor), $564,884 or 69% was from a single customer, and $155,159 or 19% was from another single customer.

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

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of two to ten years for furniture, fixtures, and equipment and forty years for improvements. Expenditures for repairs and maintenance are charged to expense as incurred.

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

ADVERTISING EXPENSES

Advertising expenses are expensed as incurred. The Company expensed advertising costs of $6,346 for the three months ended March 31, 2019. The Company expensed advertising costs of $0 for the period from January 29, 2018 to March 31, 2018 (Successor), $0 for the period from January 1, 2018 to January 28, 2018 (Predecessor), respectively.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under FASB ASC 740 Topic “Income Taxes.” Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets were recognized at March 31, 2019 or December 31, 2018 (Successor).

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding for the three months ended March 31, 2019, and the period from January 29, 2018 through March 31, 2018 (Successor).

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

The Company utilized level 3 inputs to estimate the fair value of its derivative instruments using the Black-Scholes Option Pricing Model. There were no outstanding assets or liabilities measured on a recurring basis at March 31, 2019 or December 31, 2018 (Successor) other than marketable securities and derivative liabilities (see note 6 and note 9).

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In preparing the financial statements, management considered all new pronouncements through the date of the report.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). Under ASU No. 2016-2, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU No. 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, The Company adopted this standard on January 1, 2019 using the modified retrospective method. The new standard provides a number of optional practical expedients in transition. The Company elected the ‘package of practical expedients’, which permitted the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs; and all of the new standard’s available transition practical expedients.

On adoption, the Company recognized additional operating liabilities of $139,048, with a Right of Use assets of $121,048 and reducing deferred rent by $18,000 based on the present value of the remaining minimum rental payments under current leasing standards for its existing operating leases. The Company’s existing capital leases under ASC 840 are classified as finance leases under ASC 842, with a total finance liability of $260,137 at adoption. See Note 14 for additional information on leases.

The new standard also provides practical expedients for a company’s ongoing accounting. The Company elected the short-term lease recognition exemption for its leases. For those leases with a lease term of 12 months or less, the Company will not recognize ROU assets or lease liabilities. The Company also made an accounting policy election to combine lease and non-lease components of operating leases for all asset classes.

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

	March 31, 2019	December 31, 2018
	(Successor)	(Successor)
Manufacturing assets	$419,827	$354,278
Vehicles and trailers	271,686	271,686
Computer software	3,885	3,885
Capitalized leased equipment	557,152	557,152
	1,252,550	1,187,001

Less accumulated depreciation	(493,551)	(453,622)

Property and equipment, net	$758,999	$733,379

Depreciation expense related to property and equipment was $39,929, $54,784 and $27,631 for the three months ended March 31, 2019, the period from January 29, 2018 through March 31, 2018 (Successor), and the period from January 1, 2018 through January 28, 2018 (Predecessor), respectively.

NOTE 6 – INVESTMENTS

Marketable securities are accounted for on a specific identification basis. As of March 31, 2019, all of our marketable securities were invested in publicly traded equity holdings. Marketable securities were classified as current based on the percentage of the equity controlled by the Company as well as our intended use of the assets. The Successor recognized unrealized gain (loss) of $33,295 and ($9,912) for the three months ended March 31, 2019 and the period from January 29, 2018 through March 31, 2018. The Successor recognized realized losses of $10,994 and $7,590 for the three months ended March 31, 2019 and the period from January 29, 2018 through March 31, 2018.

The Company's assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at March 31, 2019 and December 31, 2018, was as follows:

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	and Liabilities	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable Securities as of March 31, 2019	$102,000	$-	$-	$102,000

Assets
Marketable Securities as of December 31, 2018	$108,150	$-	$-	$108,150

NOTE 7 – NOTES PAYABLE AND CAPITAL LEASES

The Predecessor secured a line of credit with Gibsland Bank & Trust on March 22, 2017. The line of credit was secured with fixed assets financed. The balance on the line of credit was $173,561 as of December 31, 2017 (Predecessor). This line of credit was paid in full as of January 29, 2018.

The Company secured a line of credit (LOC #0221) of $500,000 on January 29, 2018 which is payable on demand. The line of credit is secured by all present and future inventory, all present and future accounts receivable, other receivables, contract rights, instruments, documents, notes, and all other similar obligation and indebtedness that may now and in the future be owed to the Company, and all general intangibles. The interest rate under this loan is the “Prime Rate” designated in the “Money Rates” section of the Wall Street Journal (the “Index”). The index currently is 4.500% per annum. Interest on the unpaid principal balance of this line will be calculated using a rate of 1.000 percentage points over the Index, resulting in an initial rate of 5.500% per annum. The loan is also secured by a personal guarantee executed by the members of Fleaux Solutions, LLC including Michael Trey Moore, Christopher Ryan Marlowe, Ray S. Moore, Jr., and Frank Neal Richard. On February 4, 2019, the Company extended the maturity date of this line of credit to April 1, 2019. On April 9, 2019, the Company extended the maturity date of this line of credit to June 1, 2019. The balance due under the line of credit was $491,638 and $491,061 as of March 31, 2019 and December 31, 2018, respectively.

The Company secured a second line of credit (LOC #0248) of $150,000 on January 29, 2018 with an original maturity of February 1, 2019. On February 4, 2019, the Company extended the maturity date of this line of credit to April 1, 2019. On April 9, 2019, the Company extended the maturity date of this line of credit to June 1, 2019. The line of credit is secured by all present and future inventory, all present and future accounts receivable, other receivables, contract rights, instruments, documents, notes, and all other similar obligation and indebtedness that may now and in the future be owed to the Company, and all general intangibles. The interest rate under this loan is the “Prime Rate” designated in the “Money Rates” section of the Wall Street Journal (the “Index”). The index currently is 5.500% per annum. Interest on the unpaid principal balance of this line will be calculated using a rate of 1.000 percentage points over the Index, resulting in an initial rate of 6.500% per annum. The balance due under the line of credit was $148,781 and $148,781 as of March 31, 2019 and December 31, 2018, respectively.

Additionally, both lines of credit are secured by deposit accounts held at the Grantor’s institution which had cash balances of $10,125 and $179,987 as of March 31, 2019 and December 31, 2018, respectively.

On February 13, 2019, the Company secured an excavator equipment loan in the amount of $65,548 with Takeuchi Financial Services. The note has an interest rate of 0.00%, payable in payments of $1,366 for 48 months. The outstanding balance on this note was $64,183 as of March 31, 2019. The Company repaid $1,366 during the three months ended March 31, 2019.

Notes Payable (Predecessor)

The Company assumed the debt of a loan payable executed between Fleaux Solutions, LLC and Gerald W. Norder on May 2, 2017. The proceeds received under the loan totaled $197,500. The loan is unsecured and doesn’t carry an interest rate but does charge the Company an initial loan fee of $17,500, bringing the initial balance due under the loan to equal $215,000. The balance due under the loan was $60,000 as of March 31, 2019 and December 31, 2018.

The Company assumed the debt of a Cosmic Equipment loan in the amount of $142,598 between Fleaux Solutions, LLC and Business First Bank. The loan has an interest rate of 5.50% payable in thirty-six payments of $4,311 with the first payment due on January 20, 2018 and the final payment due December 20, 2020. This loan is secured with the 2016 Chevrolet DRW Express asset owned by the Company. The loan is also secured by a personal guarantee executed by the members of Fleaux Solutions, LLC including Michael Trey Moore, Christopher Ryan Marlowe, and Ray S. Moore, Jr. The outstanding balance on this loan was $86,077 and $97,716 as of March 31, 2019 and December 31, 2018 (Successor) respectively. The Company repaid $11,639 during the three months ended March 31, 2019.

The Company assumed the debt of a loan in the amount of $65,000 between Fleaux Solutions, LLC and KDC Pipeline, which is controlled by a friend of an officer of Fleaux Solutions. The loan is unsecured, non-interest bearing, and payable on demand. The outstanding balance on this loan was $60,000 as of March 31, 2019 and December 31, 2018 (Successor), respectively.

The Company assumed the debt of two secured automobile loans of $53,311 a piece relating to the purchase of two Chevrolet Trucks executed between Fleaux Solutions, LLC & General Motors Financial on March 29, 2017. Both notes carry an interest rate of 7.75%, payable in payments of $928 for 72 months. The outstanding balance on each note was $38,882 and $40,888 as of March 31, 2019 and December 31, 2018, respectively. The Company repaid $2,005 on each note during the three months ended March 31, 2019.

The Company assumed the debt of a secured automobile loan in the amount of $53,075 between Fleaux Solutions, LLC & TD Auto Finance executed on September 28, 2017. The note has an interest rate of 5.89%, payable in payments of $1,021 for 60 months. The outstanding balance on this note was $39,676 and $42,158 as of March 31, 2019 and December 31, 2018, respectively. The Company repaid $2,481 on each note during the three months ended March 31, 2019.

The Company assumed the debt of a secured JET trailer loan in the amount of $43,618 between Fleaux Solutions, LLC & Western Equipment Finance executed on May 4, 2017. The note has an interest rate of 7.75%, payable in payments of $1,105 for 36 months, with $3,838 payable in advance. The outstanding balance on this note was $14,365 and $18,785 as of March 31, 2019 and December 31, 2018, respectively. The Company repaid $4,420 during the three months ended March 31, 2019.

The Company assumed the debt of a secured excavator equipment loan in the amount of $66,788 between Fleaux Solutions, LLC & Takeuchi Financial Services executed on August 23, 2017. The note has an interest rate of 0.00%, payable in payments of $1,113 for 60 months. The outstanding balance on this note was $46,752 and $50,091 as of March 31, 2019 and December 31, 2018, respectively. The Company repaid $3,339 during the three months ended March 31, 2019.

Obligations under Capital Leases (Predecessor)

In October of 2016, the Predecessor entered into a lease agreement for the purchase of a 1997 Ford Van, used in the day to day operation of Fleaux Solutions, LLC. The lease is for 48 months and requires monthly payments of $1,063, plus sales tax. The lease is secured by the underlying leased asset. This arrangement was accounted for as a capital lease and capitalized the asset at $60,415. As of March 31, 2019 and December 31, 2018 (Successor), the outstanding balance under this capital lease was $40,421 and $43,610, respectively. The Company repaid $3,189 during the three months ended March 31, 2019.

In October of 2016, the Predecessor entered into a lease agreement for the purchase of a 1998 Ford Van, used in the day to day operation of Fleaux Solutions, LLC. The lease is for 48 months and requires monthly payments of $2,118, plus sales tax. The lease is secured by the underlying leased asset. This arrangement was accounted for as a capital lease and capitalized the asset at $122,188. As of March 31, 2019 and December 31, 2018 (Successor), the outstanding balance under this capital lease was $80,270 and $86,617, respectively. The Company repaid $6,347 during the three months ended March 31, 2019.

In February of 2017, the Predecessor entered into a lease agreement for the purchase of a 2001 Sterling Tractor Truck, used in the day to day operation of Fleaux Solutions, LLC. The lease is for 36 months and requires monthly payments of $888, plus sales tax. The lease is secured by the underlying leased asset. This arrangement was accounted for as a capital lease and capitalized the asset at $31,236. As of March 31, 2019 and December 31, 2018 (Successor), the outstanding balance under this capital lease was $18,249 and $20,912, respectively. The Company repaid $2,664 during the three months ended March 31, 2019.

In February of 2017, the Predecessor entered into a lease agreement for the purchase of a 2014 Chevy Truck, used in the day to day operation of Fleaux Solutions, LLC. The lease is for 24 months and requires monthly payments of $986, plus sales tax. The lease is secured by the underlying leased asset. This arrangement was accounted for as a capital lease and capitalized the asset at $25,175. As of March 31, 2019 and December 31, 2018 (Successor), the outstanding balance under this capital lease was $8,980 and $11,938, respectively. The Company repaid $2,958 during the three months ended March 31, 2019.

In March of 2017, the Predecessor entered into a lease agreement for the purchase of a 1997 Ford E350, used in the day to day operation of Fleaux Solutions, LLC. The lease is for 12 months and requires monthly payments of $17,770, plus sales tax. The lease is secured by the underlying leased asset. This arrangement was accounted for as a capital lease and capitalized the asset at $215,136. As of March 31, 2019 and December 31, 2018, the outstanding balance under this capital lease was $35,364 and $35,364, respectively.

In March of 2017, the Predecessor entered into a lease agreement for the purchase of a Dozer, Excavator, Tractor, and Backhoe, used in the day to day operation of Fleaux Solutions, LLC. The lease is for 36 months and requires monthly payments of $2,645, plus sales tax. The lease is secured by the underlying leased asset. This arrangement was accounted for as a capital lease and capitalized the asset at $102,503. The equipment purchased under this capital lease was acquired from Osprey Oil & Gas, a related party Company with common ownership between the owners of Fleaux Solutions, LLC. As of March 31, 2019 and December 31, 2018 (Successor), the outstanding balance under this capital lease was $54,508 and $62,442, respectively. The Company repaid $7,935 during the three months ended March 31, 2019.

The current maturities and five year debt schedule for the notes is as follows and includes all lines of credit payable, notes payable, capital leases, short-term non-secured debt and amounts due to officer and related parties:

2019	$1,419,372
2020	173,250
2021	44,028
2022	35,215
2023	8,187
Total notes payable	$1,680,052

Margin loans- (Successor)

From January 29, 2018 through March 31, 2018, the Company raised a total of $18,455 from a margin loan associated with its brokerage account and repaid $14,203 during the same period. As of March 31, 2019 and December 31, 2018, the company has a $0 balance in this margin loan account.

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

July 2018 Note

On July 10, 2018, the company wrote a convertible promissory note for $133,000, of which the company received proceeds of $130,000. The note is due on July 10, 2019 with an interest rate of 12% per annum, and with a conversion option into common stock after 180 days following the date of funding. The conversion discount is 35% determined on the basis of the lowest closing bid price for the common stock during the prior ten trading day period. The original issuance discount of $3,000 was recorded as a debt discount and is being amortized over the life of the note. During the three months ended March 31, 2019, the note holder converted all $133,000 of principal into 8,296,653 shares of common stock at various dates.

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

As a result of the derivatives calculation (see Note 9) an additional discount of $182,958 was recorded. Amortization of the costs associated with these notes totaled $144,860 for the three months ended March 31, 2019.

NOTE 9 – DERIVATIVE LIABILITY

During the three months ended March 31, 2019, the Company identified conversion features embedded within its convertible debt. The Company has determined that the conversion feature of the Notes represents an embedded derivative since the Notes are convertible into a variable number of shares upon conversion. Accordingly, the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. Therefore, the fair value of the derivative instruments have been recorded as liabilities on the balance sheet with the corresponding amount recorded as discounts to the Notes. Such discounts will be accreted from the issuance date to the maturity date of the Notes. The change in the fair value of the derivative liabilities will be recorded in other income or expenses in the statement of operations at the end of each period, with the offset to the derivative liabilities on the balance sheet. The fair values of the embedded derivative liabilities were determined using the Black-Scholes valuation model on the issuance dates with the assumptions in the table below.

The change in fair value of the Company’s derivative liabilities for the three months ended March 31, 2019 (Successor) is as follows:

December 31, 2018 fair value	$-
Fair value on the date of issuance recorded as a debt discount	182,958
Fair value on the date of issuance recorded as a loss on derivatives	52,315
Derivative liability extinguished on conversion	(169,503)
Fair value mark – to market adjustment	24,957
March 31, 2019 fair value	$90,727

The loss on the change in fair value of derivative liabilities for the three months ended March 31, 2019 was $77,272.

The fair value at the issuance and re-measurement dates for the convertible debt treated as derivative liabilities are based upon the following estimates and assumptions made by management for the three months ended March 31, 2019 (Successor):

Exercise prices	See Note 8
Expected dividends	0%
Expected volatility	193%-229%
Expected term	3-6 months
Discount rate	2.44%-2.52%

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

During the period ended March 31, 2019, a total of 12,000,000 shares of the Company’s preferred stock Series B were converted into 12,000,000 shares of preferred stock Series A.

During the period ended March 31, 2019, a total of 15,347,563 shares of the Company’s preferred stock Series B were converted into 15,347,563 shares of common stock.

As of March 31, 2019, 19,300,000 shares of the Company’s preferred stock Series A were issued and outstanding.

As of March 31, 2019, no shares of the Company’s preferred stock Series B were issued and outstanding.

COMMON STOCK

The authorized stock of the Company consists of 150,000,000 common shares with a par value of $0.001. As of March 31, 2019 and December 31, 2018, 19,300,000 and 7,300,000 shares of the Company’s common stock were issued and outstanding, respectively.

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

During the period ended March 31, 2019, a total of 8,296,563 shares of the Company’s common stock was issued for conversion of debt of $133,000.

NOTE 11 - CONTINGENCIES

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 12 – RELATED PARTY TRANSACTIONS

On November 4, 2016, Mr. James Ketner, Galenfeha’s Chairman and CEO made a cash contribution to the Company in the amount of $100,000 in exchange for a note that has a fixed repayment of $110,000. The note is unsecured, bears no interest, and can be repaid by the Company when the funds become available. The note can be renegotiated between Galenfeha and Mr. Ketner if both parties agree to the terms. There were no principal repayments on the note for the twelve months ending December 31, 2016, and the principal balance due under the note as of December 31, 2016 was $110,000. Principal repayments made under the note for the twelve months ending December 31, 2017 totaled $84,000, and the principal balance due under the note as of December 31, 2017 (Predecessor) was $26,000. On January 29, 2018, Mr. Ketner advanced the Company an additional $20,000 under the terms of this note for a fixed repayment of $21,000, bringing the total balance due under the terms of this note to $47,000 as of January 29, 2018. Principal repayments made under the note for the period from January 29, 2018 through December 31, 2018 (Successor) totaled $47,000, and the principal balance due under the note as of March 31, 2019 and December 31, 2018 (Successor) was $0.

The Company subleases a portion of its office space to Fleaux Services of Louisiana, LLC, a related party. The Company recognized rental income of $8,000, $2,000 and $4,000 for the three months ended March 31, 2019 (Successor), the period from January 29, 2018 to March 31, 2018 (Successor) and the period from January 1, 2018 through January 28, 2018 (Predecessor). As of March 31, 2019 and December 31, 2018 (Successor), the Company was owed $0 by Fleaux Services.

The Predecessor received $35,000 from one officer during the period from January 1, 2018 through January 28, 2018 (Predecessor). During the period from January 29, 2018 through March 31, 2018, the Company received proceeds of $300,000 from officers and related parties of the Company and made payments of $28,500. The Company incurred origination fees of $9,777 related to one of these loans, which was recorded as debt discount and fully amortized during the period from January 29, 2018 to December 31, 2018 (Successor). During the three months ended March 31, 2019, the Company borrowed an additional $50,000 and repaid $25,000 in February 2019. The advances are unsecured, bear no interest, and due on demand. As of March 31, 2019 and December 31, 2018, the Company owed $352,144 and $327,144 to these related parties, respectively.

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

On January 29, 2018, the Company entered into a Definitive Agreement to acquire Fleaux Solutions, LLC, a Company with common director and shareholders for a cash purchase of $1.00. Fleaux Solutions at the time of acquisition was owned by Director Trey Moore, President/CEO of Fleaux Services, LLC, Christopher Ryan Marlowe, Chief Operating Officer of Fleaux Services, LLC, and Ray Moore Jr., brother of Trey Moore. See Note 4.

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

NOTE 14 – LEASES

The Company has operating and finance leases for administrative offices, motor vehicles and certain machinery and equipment. The Company’s leases have remaining lease terms of 1 year to 2 years. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend the lease when it is reasonably certain that the Company will exercise those options. Some leasing arrangements require variable payments that are dependent on usage, output, or may vary for other reasons, such as insurance and tax payments. The variable lease payments are not presented as part of the initial ROU asset or lease liability. The Company's lease agreements do not contain any material restrictive covenants.

At adoption of ASC 842, the Company recognized right of use assets and liabilities for operating leases of $139,048. The Company’s existing capital leases under ASC 840 are classified as a finance leases under ASC 842.

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets at March 31, 2019:

Lease Position	March 31, 2019
Operating Leases
Operating lease right-of-use assets	$103,369
Right of use liability operating lease short term	$88,025
Right of use liability operating lease long term	31,344
Total operating lease liabilities	$119,369

Finance Leases
Equipment	$166,255
Accumulated depreciation	(25,498)
Property and equipment, net	$140,757
Right of use liabilities – finance leases short term	162,952
Right of use liabilities – finance leases long term	75,720
Total finance lease liabilities	$238,672

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable.

Lease Term and Discount Rate	March 31, 2019
Weighted-average remaining lease term (years)
Operating leases	1.3
Finance leases	1.1
Weighted-average discount rate
Operating leases	13.0%
Finance leases	10.6%

The following table provides the Company’s undiscounted cash payment obligations for its operating and finance lease liabilities with initial terms of more than twelve months at March 31, 2019:

	Operating Leases	Finance Leases
2019	$72,000	$135,585
2020	56,000	117,807
2021	-	-
2022	-	-
2023	-	-
2024 and thereafter	-	-
Total future undiscounted lease payments	$128,000	$253,392
Less: Interest	(8,631)	(14,720)
Present value of lease liabilities	$119,369	$238,672

At March 31, 2019, the Company had no additional leases which had not yet commenced.

The Company also rents yard storage for $1,000 per month or $12,000 per year beginning on March 1, 2017. The terms of the yard storage lease are month to month. The Predecessor subleased a portion of the office space to Fleaux Services of Louisiana, LLC, a related party. The Predecessor recognized rental income of $2,000, during the period from January 1, 2018 through January 28, 2018, and the Successor recognized rental income of $4,000 for the period from January 29, 2018 through March 31, 2018. The income was recognized as a component of selling, general and administrative expenses. The Predecessor received cash payment of $20,000 from Fleaux Services in January 2018.

Additionally, the Company rents space in Fort Worth, Texas for corporate facilities for $109 monthly or $1,308 per year, and additional office space for $950 per month. The terms of both agreements are month to month.

NOTE 15 – SUBSEQUENT EVENTS

Effective June 1, 2019, the Company sold the Fleaux Solutions, LLC business back to the previous owners in exchange for $70,000 in cash.

On July 10, 2019, LaNell Armour resigned from the Company’s Board of Directors.

On August 30, 2019, the Company cancelled 918,537 shares of common stock

On November 18, 2019, the Company cancelled 2,000,000 shares of common stock held by LaNell Armour.

On March 11, 2020, the Company cancelled 700,000 shares of common stock.

On October 1, 2019, the Company’s former CEO and Chairman James Ketner loaned the Company $60,000 through a note payable with a flat interest amount of $10,000. The note was secured by 2,000,000 shares of Series A Preferred Stock of the Company.

On October 10, 2019, The Company cancelled 10,000,000 shares previously issued to PowerUp.

On December 18, 2019, the Company paid $70,000 to the owners of Fleaux Solutions, LLC.

On November 30, 2020, James Ketner resigned from all positions with the Company but remained as a Director.

On December 13, 2020, the Company agreed to settle the $70,000 note payable balance with James Ketner by transferring the Company’s investment brokerage account to his name, with an approximate balance of $50,000 at the time of the transaction.

On December 18, 2020, the Board of Directors of the Company appointed Ryan C. Tyszkow as Director and CEO.

On December 31, 2020, the Company appointed Darrell L. Peterson as a Director and the Company’s CFO.

On January 31, 2021, the Company amended its Series B preferred stock designation to reduce the authorized shares to 29,000,000 and cancelled 1,000,000 previously outstanding shares. The Series B voting provision was also modified to be four votes for every one share of Series B Preferred Stock outstanding. The Company also designated a new Series C Preferred Stock, with one share authorized and issued to Ryan Tyszkow in exchange for his pledge to provide working capital loans or guarantees of at least $350,000 to the Company. The Series C Preferred Stock is entitled to vote one share more than one half of all votes entitled to be cast by the Company’s existing capital stock outstanding. Once all such loans or guarantees are no longer outstanding, the Series C Preferred Stock shall be cancelled. The Series C has no dividend rights.

On June 25, 2021, the Company issued 2,500,000 shares of common stock for services including 1,250,000 to Tyszkow.

On September 20, 2021, the Company issued a total of 5,500,000, including 2,000,000 to Ryan Tyszkow and 1,500,000 to Darrell L. Petterson.

On October 18, 2021, James Ketner resigned as a Director of the Company.

On November 20, 2021, Ryan Tyszkow resigned as CEO and Director of the Company, and the Company appointed Darrell Peterson as CEO.

In April 2022, a total of 6,500,000 shares of common stock, including 3,250,000 share held by Ryan Tyszkow and 1,250,000 held by Darrell L. Peterson were cancelled.

On August 24, 2023, Mr. Peterson resigned as CEO, CFO and Director of the Company.

On August 24, 2023, Darrell Peterson and New Green Holdings, Inc. a Florida C-Corporation (“New Green”) entered into an agreement whereby New Green paid $35,000 to Mr. Peterson to acquire 16,300,000 shares of Series A, 12,700,000 shares of Series B and 1 share of Series C Preferred stock held by Mr. Peterson, resulting in New Green being the controlled shareholder of the Company. On August 30, 2023, Tracy Anderson, the Executive Chairman of New Green, was appointed as sole Director and CFO of the Company.

On February 1, 2024, Mr. Tracy Anderson, the sole Office/Director, stepped down as Chief Executive Officer and Chief Financial Officer. Mr. Anderson appointed M. Travis Cockerman as Chief Executive Officer and Archie Lowe as Senior Vice-President and Acting Chief Financial Officer. Tracy Anderson appointed Travis Cockerman, Archie Lowe and Don Mock as Company Directors. Mr. Anderson remains the Executive Chairman of the Company. On May 6, 2024, The Board of Directors elected Mr. Archie as its Chief Financial Officer.

On July 24, 2024, the Board of Directors of the Company voted to change the Company’s name to New Green Hemp, Inc. and change the trading symbol to NGHI. The Board also voted to cancel all shares of Series B and C Preferred stock outstanding and increased the authorized shares to be 600,000,000 shares of common and 50,000,000 shares of Preferred Stock. Mr. Anderson, the holder of Series B and C Preferred Stock received 13,700,000 shares of Common stock in exchange for all shares of Series B and C Preferred stock. The Company also authorized a 300 for 1 reverse stock split. The above actions are pending regulatory approval and not yet effective.

On September 8, 2024, all 12,700,000 outstanding shares of Series B Preferred Stock and the 1 share of Series C Preferred stock were converted into 13,700,000 shares of common stock.

ITEM 2 – MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this report and those in our Form 10-K filed with the Securities and Exchange Commission on May 22, 2019. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to, those described under “Risk Factors” included in Part II, Item IA of this report.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these unaudited interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2018 audited financial statements included in its Form 10-K filed with the Securities and Exchange Commission. The results of operations for the period ended March 31, 2019 and the same period last year are not necessarily indicative of the operating results for the full years.

Overview

On January 29, 2018, the Company entered into a Definitive Agreement to acquire Fleaux Solutions, LLC for a cash purchase of $1.00, with the Company assuming all liabilities of the business. On June 1, 2019, the Company agreed to sell the business back to the former owners for $70,000 cash in exchange for all equity interest of Fleaux Solutions, LLC.

On August 24, 2023, Darrell Peterson and New Green Holdings, Inc. a Florida C-Corporation (“New Green”) entered into an agreement whereby New Green paid $35,000 to Mr. Peterson to acquire 16,300,000 shares of Series A, 12,700,000 shares of Series B and 1 share of Series C Preferred stock held by Mr. Peterson, resulting in New Green being the controlled shareholder of the Company.

Following the New Green transaction, the Company intends to pursue the business of hemp cultivation and sales, focusing on developing hemp products infused with various items.

Plan of Operation

A condensed version of our 2019 Statement of Work is as follows:

1.	Explore investments both private and public
2.	Develop new technologies for product development, engineering, and manufacturers
3.	Formulate applications for new products recently developed
4.	Commercialize new technology and products

Results of Activities

To provide a meaningful presentation and comparison of our results of operations, our discussion combines the period of January 1, 2018 through January 28, 2018 (Predecessor) with the period of January 29, 2018 through March 31, 2018 (Successor). In the accompanying unaudited consolidated financial statements, a black line separates the Predecessor and Successor financial statements to highlight the lack of comparability between these two periods.

For the Three Months Ended March 31, 2019 and 2018

Results of Operations

Revenues

Our revenues were $1,007,082 for the period ended March 31, 2019 compared to $1,120,542 in 2018. The 10% decrease in revenue recorded during 2019 was attributable to a decrease in manhole rehabilitation services and CCTV. However, there was a significant growth in Cosmic service lateral lining contracts during 2019.

Cost of Revenues

Our cost of revenue was $264,433 for the three months ended March 31, 2019, compared to $252,021 in 2018. The increase in the cost of revenue is primarily due to the increased costs of services related to the additional contracts as described above.

Operating Expenses

Operating expenses for the three months ended March 31, 2019, and 2018, were $761,747 and $549,303, respectively. The increase in operating expenses was primarily attributable to increase payroll and other general and administrative expenses from the acquisition of the Fleaux Solutions business during 2018 and increased professional fees.

Operating Income

Loss from operations for the three months ended March 31, 2019 was $19,098 compared to an operating income of $319,218 in 2018. The decrease in 2019 was due to the decrease in revenue growth and increased operating expenses discussed above.

Other income/expense

Total other expense for the three months ended March 31, 2019 was $233,647 compared to total other income of $8,966 in 2018. Other Expense for the three months ended March 31, 2019, consisted of a $77,272 loss on derivative instruments, interest expense of $177,285, unrealized gain on trading securities of $33,295 and realized losses on investments of $10,994. Other Expense for 2018 consisted of interest expense of $76,803, unrealized loss on trading securities of $9,912 and realized losses on investments of $7,590. These were offset by a $102,604 gain on derivative instruments and miscellaneous income of $667 primarily related to royalty income from battery sales to a related party.

Net Income/Loss

Net loss for the period ended March 31, 2019 was $252,745 compared to net income of $328,184 for 2018.

Liquidity and Capital Resources

“Liquidity” refers to our ability to generate adequate amounts of cash to meet our funding needs. We believe we have adequate capital resources and liquidity from our operations to maintain current operations during 2019 but continue to be dependent on sales of common stock and bank financing to fund operations until we achieve a positive cash flow.

We do not currently have material commitments for capital expenditures and do not anticipate entering into any such commitments during the next twelve months.

At March 31, 2019, we had current assets of $1,264,336 comprised of cash and cash equivalents of $20,644 and marketable securities of $102,000, accounts receivable of $983,941 and inventory of $157,751. Our current liabilities were $2,039,656, comprised of $485,379 in accounts payable and accrued expenses, line of credit balances of $640,418, convertible notes payable of $11,409, right of use liabilities totaling $250,977, derivative liabilities of $90,727, and other short term debt totaling $208,602 and $352,144 in amounts due to related parties, resulting in a working capital deficit of ($775,320).

At December 31, 2018, we had current assets of $1,270,039 comprised of cash and cash equivalents of $181,645 and marketable securities of $108,150, accounts receivable of $815,266 and inventory of $164,978. Our current liabilities were $2,018,843, comprised of $492,805 in accounts payable and accrued expenses, line of credit balances of $639,841, convertible notes payable of $182,507, other short-term debt totaling $376,546 and $327,144 in amounts due to related parties, resulting in working capital deficit of ($748,804).

To provide a meaningful presentation and comparison of our results of operations, our discussion combines the period of January 1, 2018, through January 28, 2018 (Predecessor) with the period of January 29, 2018 through December 31, 2018 (Successor). In the accompanying unaudited consolidated financial statements, a black line separates the Predecessor and Successor financial statements to highlight the lack of comparability between these two periods.

Deficit accumulated since inception is $4,092,267. Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our management and stockholders, the continued issuance of equity to new stockholders, and our ability to achieve and maintain profitable operations.

Our ability to continue as a going concern is dependent on our ability to raise additional capital and attain profitable operations. Since its inception, we have been funded by sales of company stock, and funds contributed by related parties through capital investment and borrowing funds. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

Summary of Cash Flows

Cashflow from operating activities

Net cash used in operating activities was $166,308 for the three months ended March 31, 2019 from net loss of $252,745, changes in accounts receivable of $313,333, and right of use liabilities of $19,679, offset by changes in inventory of $7,227, accounts payable and accrued expenses of $10,125, and non-cash charges totaling $402,097 related to depreciation expense, unrealized and realized losses on sales of investments, amortization of debt discount and gains on derivative instruments. Net cash used in operating activities was $10,572 for the period in 2018 from changes in accounts receivable of $222,201, inventory of $60,000, prepaid expenses and other current assets of $93,686, accounts payable and accrued expenses of 5,138, offset by change in due from related party of $14,000, net income of $328,184, and non-cash charges totaling $28,269 related to depreciation expense, unrealized and realized losses on sales of investments, amortization of debt discount and gains on derivative instruments.

Cashflow from investing activities

Net cash provided by investing activities for the period ended March 31, 2019, was $28,451, consisting of net sale of investments. Net cash provided by investing activities for the period in 2018 was $201,208, consisting of net sale of investments of $30,418, $913 in repurchases and cancellation of shares, and $171,703 in cash assumed as part of the acquisition.

Cashflow from financing activities

Net cash used in financing activities for the period ended March 31, 2019 was $23,144, consisting of $705,144 in principal payments on lines of credit and notes payable, $25,000 in payments on loans from related parties, offset by proceeds from lines of credit of $657,000, and proceeds from related parties of $50,000. Net cash provided by financing activities for the period in 2018 was $315,552, consisting of proceeds from lines of credit of $735,177, proceeds from related parties of $335,000. These were offset by $651,521 in principal payments on lines of credit, notes payable and capital leases, $67,061 in payments on loans from related parties, $21,840 in payments on convertible notes, and $14,203 in payments on margin loans. Since inception, we have used our common stock to raise money for the research and development of our intended products, for corporate expenses, and for current operations.

Off-Balance Sheet Arrangements

As of March 31, 2019, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 1A. Risk Factors

A description of the risks associated with our business, financial condition and results of operations is set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on May 22, 2019. These factors continue to be meaningful for your evaluation of the Company and we urge you to review and consider the risk factors presented in the Annual Report on Form 10-K. We believe there have been no changes that constitute material changes from these risk factors.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3. DEFAULTS UPON SENIOR SECURITEIES

None

Item 4. MINE SAFETY DISCLOSURES

Not applicable

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS

(a) Exhibits:

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

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

Galenfeha, Inc.

Date: November 19, 2024	By:	/s/ Matthew T. Cockerham
	Name:	Matthew T. Cockerham
President and Chief Executive Officer (Principal Executive Officer)

Galenfeha, Inc.

Date: November 19, 2024	By:	/s/ Archie Lowe
	Name:	Archie Lowe
Chief Financial Officer (Principal Financial0 Officer and Principal Accounting Officer)